Form 10-K
period 2014-12-31
Formigli Inc.
filed 2015-03-31
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2014

COMMISSION FILE NUMBER:  333-199193

Formigli Inc.
(Exact name of registrant as specified in its charter)

Florida	47-09782978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

895 Pismo Street San Luis Obispo, California 93401 (Address of principal executive offices, including zip code) (800) 546-7939 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  Common Stock: $0.00 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                           Accelerated filer [  ]

Non-accelerated filer [  ]                                                                           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March 30, 2015 is $59,614.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 10,600,138 shares outstanding of common stock as of March 30, 2015

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

		Page
	A Warning About Forward-Looking Statements	3

	PART I
Item 1.	Business	3
Item 1A.	Risk Factors	3
Item 1B.	Unresolved Staff Comments	7
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	8
Item 6.	Selected Financial Data	8
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	8
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	9
Item 8.	Financial Statements and Supplementary Data	9
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9A.	Controls and Procedures	9
Item 9B.	Other Information	10

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Summary and Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13.	Certain Relationships and Related Transactions, and Director Independence	12
Item 14.	Principal Accountant Fees and Services	12
		12
PART IV

Item 15.	Exhibits, Financial Statements, Schedules	13
	Index to Financial Statements	13
	Index to Exhibits	14

 A WARNING ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.— Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Formigli” "we," "our," and "us" refer to Formigli, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by Formigli, Inc. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by Formigli, Inc. with the SEC may also be obtained from Formigli Inc. by directing a request to Formigli Inc.  Attention: Amy Chaffe, 895 Pismo Street, San Luis Obispo, California 93401, (800) 546-7939.

PART I

Item 1.   Business

Overview
Formigli Inc. (“FORMIGLI INC” or the “Company”) was incorporated in the State of Florida on May 25, 2014. We are a company in the development stages that plans to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. FORMIGLI INC.’s focus is to be unique in its offering to the cycling sector; Renzo Formigli is maintaining the tradition and high quality of custom Italian handicraft. Amy Chaffe, who is currently our sole officer and director, founded our Company. Our headquarters are located at 895 Pismo Street, San Luis Obispo, CA 93401.

The current bicycle industry trend is to manufacture frames using pre-set molds, and then mass-producing them in Asia.  Formigli Inc. fills a need in the cycling market for a custom frame, made specifically for the unique body proportions and size of an individual, at a price that is competitive within the market.

Recent Developments

We have begun selling Shares according to our Form S-1 Registration Statement and will continue to sell shares until such time as the Registration Statement expires or we sell all of the Shares under the Registration Statement.

On January 1, 2015, the Company appointed Renzo Formigli to the Board of Directors and appointed Amy Chaffe, President and Chief Executive Officer, Chief Financial Officer.

Item 1A. Risk Factors

RISK FACTORS RELATING TO FORMIGLI INC. AND ITS BUSINESS

LOSSES FROM CONTINUING OPERATIONS MAY OCCUR AND, AS A RESULT, THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.  IF WE ARE NOT ABLE TO GROW OUR BUSINESS, THE RESULTS OF OUR OPERATIONS AND OUR FINANCIAL CONDITION MAY BE ADVERSELY IMPACTED.

Key management personnel may leave the Company, which could adversely affect the ability of the Company to continue operations.

The Company is entirely dependent on the efforts of our CEO and President because of the time and effort that she devotes to the Company. Without her, the Company could not exist.  She is in charge of overseeing all development strategies, supervising any/all future personnel, including any consultants or contractors that we engage to assist in developing our advertising plan, and the establishment of our future sales representatives and the dealer network. The loss of her, or other key personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. The Company does not maintain “key person” life insurance on its officers, directors or key employees. Our success will depend on the performance of Amy Chaffe and our ability to attract and motivate other key representatives and dealers.

Presently, the Company’s president has other outside business activities and as such is not devoting all of her time to the Company, which may result in periodic interruptions or business failure.

Our sole officer and director, Amy Chaffe, has other outside business activities; however, she is committed to devoting approximately 30 hours per week to our operations. Our operations may be sporadic and occur at times when Amy Chaffe is unavailable, which may lead to the periodic interruption in the implementation of our business plan. Such delays could have a significant negative effect on the success of the business.

The lack of public company experience of our sole officer and director could adversely impact our ability to comply with the reporting requirements of U.S. securities laws.

    Our sole-officer and director, Amy Chaffe is currently earning a Management fee paid monthly equal to $5,000.00 per month in exchange for her services to the Company. However, such fees are currently being accrued and deferred until such time that the Company is in a position, as determined in Amy Chaffe’s sole discretion, to begin making any such payments. However, should the Company begin generating limited revenue or raising funds hereunder, Amy Chaffe may determine that such payments should be used to pay her accrued and deferred salary; any such decision would negatively affect our cash flows and would adversely affect the Company.

The cycling industry has experienced steady growth over the last two decades, and it is uncertain whether this market will continue to develop or whether it can be maintained. If we are unable to successfully respond to changes in the market, our business could be harmed.

The industry in which we intend to operate has had steady growth; bicycle shops have continued to remain open across the world, new shops have opened, and customers continue to purchase new bicycles and upgrade their current ones. It is difficult to predict whether the market for custom high-end frames will continue to grow or whether it can be maintained. Additionally, we expect that the market for custom handmade bicycles will evolve in ways that may be difficult to predict. For example, we anticipate that over time we will reach a point in most markets where we have achieved a market penetration such that investments in new users are less productive and the continued growth of our gross profit will require more focus on increasing the rate at which new participants purchase our products. It is also possible that dealers or customers could broadly determine that they no longer believe in the value of our proposed products. In the event of these or any other changes to the market, our success will depend on our ability to successfully adjust our strategy to meet the changing market dynamics. If we are unable to do so, our business could be harmed and our results of operations subject to a material negative impact.

We have a rapidly evolving business model and our proposed products could fail to attract or retain customers or generate revenue.

Because we are a new company, and have less then one year of operations, we have a rapidly evolving business model and are regularly exploring the development of our proposed target consumer and the introduction of our proposed products with respect to which we may have limited experience. In addition, our potential dealer network and individual clients may not respond favorably to our products once launched.  If products we introduce fail to engage customers or dealers, we may fail to acquire or retain enough business or generate sufficient revenue or other value to justify our investment, and our business may be materially and adversely affected. Our ability to retain or increase our user base and revenue will depend heavily on our ability to innovate and to create successful products and market them so as the customer is convinced of their necessity.

If we fail to acquire dealers and customers use and purchase our proposed products, our business will be harmed.

We must acquire dealers and customers that purchase and use our proposed products in order to generate revenue and achieve profitability. We cannot assure you that the revenue or gross profit from customers and dealers will ultimately exceed the cost involved with acquiring customers and dealers. If consumers do not perceive our products to be of high value and quality, we may not be able to acquire or retain customers and dealers.

We believe that many of our customers will originate from internet searches, word-of-mouth and other non-paid referrals from existing bicycle owners and fans of our bicycles and admirers of all things Italy; therefore, we must ensure that the people that know of our brand remain loyal to our product in order to continue receiving those referrals. Further, we believe that the level of communication and sharing among followers of the brand will influence our success. If the level of confidence and enthusiasm in our brand by our current fans declines or does not grow as expected, we may suffer a decline in user growth.

If we are unable to maintain favorable terms with our dealers, our expected gross profit may be adversely affected.

The success of our business depends in part on our ability to retain and increase the number of dealers who sell our products. When a dealer offers our product to their customers, the dealer must receive an industry standard margin of 40%, and an incentive to sell our custom product over the mass-produced stock sized bicycles they also offer, of which they are constrained by quotas by large manufacturers. If dealers decide that offering our products does not provide a substantial profit, they may discontinue distribution. This would adversely affect our gross profit.

If our dealers do not meet the needs and expectations of our customer, our business could suffer.

Our business will depend on a reputation for providing personal customer service and the highest quality frame to customers, and our brand and reputation may be harmed by actions taken by dealers that are outside our control. Any shortcomings of one or more of our dealers, particularly with respect to an issue affecting the word-of-mouth quality of our product, may be attributed by our customer to us, thus damaging our reputation, brand value and potentially affecting our results of operations. In addition, negative publicity and customer sentiment generated as a result of fraudulent or deceptive conduct by our dealers could damage our reputation, reduce our ability to attract new users or retain our current users, and diminish the value of our brand.

Our business is competitive. Competition presents an ongoing threat to the success of our business.

The market for the sale of bicycles is competitive. The market is saturated by many well known established brands.  Moreover, more and more companies are coming into the market, which purchase its product from factories in Asia at very low cost.  These new competitors will offer future price competition.  The custom frame manufacturers are also our competition;  a customer looking to purchase a new bicycle looks at both custom manufacturers as well as mass-produced, well-known brands.  Most of our competition chooses to produce product in Asia, thereby resulting in pricing pressures, reduced profit margins, lost market share or a failure to grow our market share, any of which could substantially harm our business and results of operations. Most of our competitors are large companies with stronger brand image and with more history in the market. Because of the nature of a customer’s decision-making process towards an unknown manufacturer like ourselves, it is uncertain that we will create the brand trust needed to sway their decision. Many of our competitors have significant competitive advantages, including longer operating histories, larger and broader customer bases, more established relationships with dealers and distributors, greater brand recognition and greater financial strength, and many already have internationally recognized teams who race Tour d’France, as well as having larger research and development teams, and marketing and other resources than we do.

Our competitors may be able to achieve and maintain brand awareness and market share more quickly and effectively than we can. In contrast to our “grassroots” marketing approach, many of our competitors promote their brands primarily through traditional forms of advertising, such as print media and television commercials, and through celebrity athlete endorsements, teams that race in prominent races, and have substantial resources to devote to such efforts. Our competitors may also create and maintain brand awareness using traditional forms of advertising more quickly in new markets than we can. Our competitors may also be able to increase sales in their new and existing markets faster than we do by emphasizing different distribution channels than we do, such as catalog sales or an extensive franchise network, as opposed to distribution through retail stores, wholesale or internet, and many of our competitors have substantial resources to devote toward increasing sales in such ways.

In addition, because we own no patents or exclusive intellectual property rights in the technology underlying our products, our current and future competitors are able to manufacture and sell products similar to our products.

We will sell merchandise over the Internet through our website www.formigli.com. Our internet sales operations, including our direct to consumer and direct to dealer channels, are subject to numerous risks, including reliance on third party computer hardware and software, rapid technological change, liability for online content, violations of state or federal laws, including those relating to online privacy, credit card fraud, risks related to the failure of the computer systems that operate our websites and their related support systems, including computer viruses, telecommunications failures and electronic break-ins and similar disruptions.

We anticipate that most, if not all, of our competitors will have greater name and brand recognition and access to greater amounts of capital and established relationships with a larger base of current and potential customers. Because of their size and bargaining power, our competitors may be able to manufacture products at lower prices than us in the initial stages of our development. As a result, our operations may be significantly and negatively impacted by our larger, more established competitors.

We cannot assure you that we will be able to manage the growth of our Company effectively.

We plan to experience average growth in demand for our products once we are able to launch our proposed platform. We expect our number of representatives and dealers and number of customers to increase once we launch our marketing plan, and we expect our growth to continue for the foreseeable future. The growth and expansion of our product offerings could place significant demands on our management and our operational and financial resources. We will need to manage multiple relations with various dealers, customers, and other third parties. To effectively manage our growth, we will need to continually implement operational plans and strategies, improve and expand our infrastructure of people and information systems, and train and manage our representatives.

Our business will depend on our ability to maintain and scale the network infrastructure necessary to operate our advertising platform, website and future applications and any significant disruption in service on our website or applications could result in a loss of customers.

Dealers and customers will access our order page through our website. Our reputation and ability to acquire, retain and serve our customers will be dependent upon the reliable performance of our website and PayPal, our cart solution. Issues within these, our website or PayPal service provider, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our website, and prevent our customers from accessing our buy page. Third-party providers will host our network. Any disruption in these services or any failure of these providers to handle traffic could significantly harm our business.

We may not be able to adequately protect our intellectual property rights or may be accused of infringing intellectual property rights of third parties.

We will regard our customer list and any intellectual property we may acquire, including trademarks, service marks, copyrights, and similar intellectual property as critical to our success, and we will rely on trademark, copyright and confidentiality and/or license agreements with our future representatives and dealers and others to protect our proprietary rights. Effective intellectual property protection may not be available in every area in which our products are made available. Furthermore, regulations governing domain names may not protect our trademarks and similar proprietary rights. We may be unable to prevent third parties from acquiring and using domain names that are similar to, infringe upon or diminish the value of our trademarks and other proprietary rights. We may be unable to prevent third parties from using and registering our trademarks, or trademarks that are similar to, or diminish the value of our trademark.

Our business may be subject to seasonal sales fluctuations that could result in volatility or have an adverse effect on the market price of our Common Stock.

Our business, like that of our potential dealers, may be subject to some degree of sales seasonality. As we grow our Company, these seasonal fluctuations may become more evident. Seasonality may cause our working capital cash flow requirements to vary from quarter to quarter depending on the variability in the volume and timing of sales. These factors, among other things, make forecasting more difficult and may adversely affect our ability to manage working capital and to predict financial results accurately, which could adversely affect the market price of our Common Stock.

We will be subject to payment-related risks.

We plan to accept payments using wire transfer and PayPal, including credit card, debit card or PayPal accounts. As we offer new payment options to consumers, we may be subject to additional regulations, compliance requirements and fraud. For certain payment methods, including credit and debit cards, we will pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. We will rely on third parties to provide payment-processing services, including the processing of credit cards and debit cards and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We will also be subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from consumers or facilitate other types of online payments, and our business and operating results could be adversely affected.

Our business model relies solely upon the distribution agreement with Renzo Formigli.

On June 1, 2014, the Company entered into a global exclusive distribution agreement with Renzo Formigli, the producer of bicycle frame sets from Italy. The term of the relationship described therein is only for 5 years and has mechanism for automatic renewal. Our relationship with Renzo Formigli is the sole basis of operations for the Company as well as the sole source of income for the Company. We have made no contingency plans for mitigating the effects of cancelation or termination through expiry of distribution agreement. If this agreement were to be terminated, either by its terms, or by merely expiring at the end of the term, we would lose the entirety of our business. Even if we met all obligations and continued to grow revenues over the 5 year term, we have no way of ensuring continued success based upon the agreement.

Our business plan is based upon dated market research.

Part of our business strategy is based upon market and industry found in our initial research. This data is from 2008-11, thus at its earliest, is dated by nearly 3 years. We have not updated our research into the market or industry since our initial planning. As such, we have based our business strategy on incomplete and possibly irrelevant data. Sales numbers for the past three years may be substantially lower than those cited herein. In such case, we may have drastically miscalculated our potential for success in the given market. This could result in little to no revenues and failure to meet our goals in a market with low demand or significantly more competition.

Limited Operating History; Need for Additional Capital.

There is no pertinent historical financial information for the Company upon which to base an evaluation of our performance. Our assets and business have not yet generated substantial or recurring revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services. We will require additional financing to cover costs that we expect to incur over the next twelve months. We believe that debt financing will not be an alternative for funding our operations as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or other securities. However, we cannot provide any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operations. In the absence of such financing, we will not be able to continue and our business plan will fail.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted certain rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are applicable to “penny stocks”.  For the purposes relevant to us, a “penny stock” is any equity security that has a market price of less than $5.00 per share or has an exercise or conversion price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transaction in penny stocks;
•	the broker or dealer receive from the investor a written agreement to the transaction, setting for the identity and quantity of the penny stock to be purchased; and
•	that a broker or dealer provide certain detailed market information about the market for the applicable company’s securities.

In order to approve a person’s account for transaction involving penny stocks, the broker or dealer must:

(1)	obtain financial information, investment experience and investment objectives of the person; and

 (2)  make a reasonable determination that the proposed transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Following a transaction, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transaction in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and depress the market value of our stock.

There are additional risks of investing in penny stocks whether in public offerings or in secondary trading, relating to commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Office Space and Plants

We currently rent office space on a month-to-month basis from our President Amy Chaffe for $1,000.00 per month that is being accrued until such time as the Company receives revenue; we believe that our facilities are generally adequate for our current needs, and that suitable additional production and administrative space will be available as needed for the foreseeable future.

Item 3.    Legal Proceedings

In the ordinary course of business, the Company may become involved in legal proceedings from time to time. The Company is not currently party to any legal proceedings, nor is it aware of any material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 15, 2015, we received Effect for our Form S-1 Registration Statement for which we are offering 6,000,000 shares for sale to the public.

As of March 25, 2015, there were 10,600,138 shares of our common stock outstanding and 30 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data

December 31, 2014
Net Revenue	$14,974
Operating Expenses	80,348
Earnings (Loss)	(65,374)
Total Assets	17,829
Liabilities	(53,703)
Stockholders’ Deficit	(35,874)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Formigli Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2014.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2014 we had $4,135 cash on hand, $3,694 in accounts receivable and we had liabilities of $53,703. We must secure additional funds in order to continue our business. We were required to secure a loan to pay expenses relating to filing this report including legal, accounting and filing fees and may be required to secure additional financing to fund future filings. We believe that we will be able to obtain this loan from a current shareholder of the Company; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for fiscal year 2015). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have generated minimal revenues since inception, $61,426, during the year ended December 31, 2014. Out costs of goods sold totaled $46,452 for net revenue of $14,974.  Our operating costs in fiscal 2014 totaled $80,348.  We continue to incur administrative costs related to becoming compliant with filing requirements as a public issuer. Such administrative costs totaled $12,244 during the year ended December 31, 2014. Since inception we have incurred a total operating loss of $65,374.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any assets or liabilities requiring disclosure under this item.

Item 8.    Financial Statements and Supplementary Data

 The financial statements appear beginning on page F-1, immediately following the signature page of this report.

Item 9.    Changes in and Disagreements with Accountants and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and/or financial disclosure at this time.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2014.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting.    Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None
PART III

Item 10. Directors, Executive Officers and Corporate Governance

Formigli Inc.’s executive officers and directors and their respective age as of December 31, 2014 are as follows:

Directors:

Name of Director	Age
Amy Chaffe	39

Executive Officers as of December 31, 2014:

The following table lists our directors and provides their respective ages and titles as of December 31, 2014:

Name	Age	Title	Director Since
Amy Chaffe	39	President, CEO, CFO, Director, Principal Executive Officer, Secretary, Treasurer	2014

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Amy Chaffe (39)

In 1998, Ms. Chaffe graduated from California Polytechnic University, with a degree in Kinesiology and Spanish Literature. With an entrepreneurial spirit, she has established multiple private companies.  The first of her endeavors was The Yoga Centre, a company that provided group and private classes in yoga, and held annual yoga instructor certification program, as well as group nutritional and health seminars.  Ms. Chaffe was founder, and President, of The Yoga Centre from 2002 until 2009.  In 2014, she co-founded, and is President of Formigli Inc.

As President she is responsible for all daily operations, of the custom Italian bicycle manufacturer, including but not limited to the corporation’s website design and maintenance, customer service, order fulfillment, international marketing to introduce the new bicycle brand to the world market, and translation from Italian to English and English to Italian for customers and Italian headquarters.  Additionally, Ms. Chaffe oversees the physical sales, distribution and marketing of Formigli custom bicycle.  Formigli Inc. has been steadily growing and expanding since its inception and is continuing to flourish. It is through the marketing side of Formigli Inc. that Ms. Chaffe has been able to recognize the value of such products, and how to successfully market them.  As President, Ms. Chaffe makes her own schedule and has a very flexible work environment; therefore, she can devote time both during the week and on the weekend to Formigli Inc. as needed. Ms. Chaffe has committed to devote up to 30 hours per week to the Company initially, and will devote additional time as required by the Company.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Corporate Governance

Nominating Committee.  We have not established a Nominating Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee.  We have not established an Audit Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11. Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
Amy Chaffe President, CEO, CFO	2014	$35,000*	0	0	0	0	0	$24,500*

*Ms. Chaffe accrued $5,000 per month from June 1, 2014 to December 31, 2014 for management fees all of which is unpaid at December 31, 2014.  In addition, Ms. Chaffe invoiced $24,500 during the fiscal year ended December 31, 2014 for services rendered which amount was settled by the issuance of shares of common stock at $0.00295 per share.

Our sole-officer and director, Amy Chaffe earned a Management fee paid monthly equal to $5,000.00 per month in exchange for her services to the Company. However, such fees are currently being accrued and deferred until such time that the Company is in a position, as determined in Amy Chaffe’s sole discretion, to begin making any such payments. There has been no cash payment paid to the individual above for services rendered in all capacities to us for the period ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2014 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is 895 Pismo Street, San Luis Obispo, California 93401.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Amy Chaffe	10,000,000	100%

Item 13.      Certain Relationships and Related Transactions and Director Independence

During Fiscal Years 2014, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 5 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	The Officers and Directors; Any person proposed as a nominee for election as a director;

•	Any other person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

•	Any relative or spouse of any of the foregoing persons who have the same house as such person; and

•
 Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

Item 14.  Principal Accountant Fees and Services

During the year ended December 31, 2014, the Company incurred auditing expenses of approximately $10,288, which includes bookkeeping and auditing services.  There were not other audit related services or tax fees incurred.

PART IV

Item 15.  Exhibits, Financial Statements, Schedules

(a) Financial Statements and Schedules.

The following documents have been filed as a part of this annual report on Form 10-K.  The financial statements and schedules required to be filed hereunder are set forth at the end of this Annual Report on Form 10-K beginning on page F-1, and are accompanied by a Financial Statements Index.

Exhibits.

The Exhibit Index attached behind the signature page is incorporated herein by reference.

FINANCIAL STATEMENTS INDEX

SIGNATURES

Formigli, Inc.
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: March 31, 2015	By:	/s/ Amy Chaffe
Name:Amy Chaffe
Title: President, Cheif Exeutive Officer, Cheif Financial Officer

EXHIBIT INDEX

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

FORMIGLI INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Formigli, Inc.:

We have audited the accompanying balance sheet of Formigli, Inc. (“the Company”) as of December 31, 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period May 25, 2014 (inception) through December 31, 2014. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Formigli, Inc., as of December 31, 2014, and the results of its operations and its cash flows for the period May 25, 2014 (inception) through December 31, 2014, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
March 31, 2015

FORMIGLI INC.

BALANCE SHEET

December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$4,135
Accounts receivable	3,694
Deferred offering costs	10,000
Total current assets	17,829

TOTAL ASSETS	$17,829

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$14,806
Accounts payable – related party	35,000
Customer deposits	3,897
Total current liabilities	53,703

Total liabilities	53,703

Stockholders’ equity (deficit)
Common stock, no par value: shares authorized 100,000,000; 10,000,000 shares issued and outstanding	-
Additional Paid-in Capital	29,500
Accumulated deficit	(65,374)
Total stockholder’s equity (deficit)	(35,874)
TOTAL LIABILITIES & EQUITY (DEFICIT)	$17,829

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.

STATEMENT OF OPERATIONS

Inception Date (May 25, 2014) Through December 31, 2014

Net sales	$61,426
Cost of goods sold	46,452
Gross profit	14,974

Selling, general and administrative expenses	(80,348)

Income (loss) from operations	(65,374)

Net (loss)	(65,374)

Net (loss) per common shares (basic and diluted)	$(0.00)

Weighted average shares outstanding
Basic and diluted	10,000,000

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance, May 25, 2014	-	$-	$-	$-	$-
Issuance of common stock for cash	10,000,000	-	29,500	-	29,500
Net loss for the period	-	-	-	(65,374)	(65,374)
Balance, December 31, 2014	10,000,000	$-	$29,500	$(65,374)	$(35,874)

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.

STATEMENT OF CASH FLOWS

Inception Date (May 25, 2014) Through December 31, 2014
Cash Flows From Operating Activities
Net loss	$(65,374)
Adjustments to reconcile net income to net cash provided from operating activities:
Stock issued for services provided	24,500
Changes in operating assets and liabilities:
Deferred offering costs	(10,000)
Accounts payable	14,806
Accounts payable – related party	35,000
Accounts receivable	(3,694)
Customer deposits	3,897
Net cash provided used by operating activities	(865)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	5,000
Net cash provided from financing activities	5,000

Increase (decrease) in cash and cash equivalents	4,135

Cash and cash equivalents at inception date	-
Cash and cash equivalents at end of period	$4,135

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.

NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Formigli Inc. (the "Company") is a Florida corporation incorporated on May 25, 2014. We are a company that engages in the global exclusive distribution of Formigli Bicycles. Amy Chaffe, who is currently our sole officer and director, founded our Company and to date has provided working capital for operations. Our headquarters are located at 895 Pismo Street, San Luis Obispo, CA 93401.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We have engaged a legal consulting firm to assist us in registering securities for trading by filing Form S-1 with the U.S. Securities and Exchange Commission and by applying for a listing on the OTC Bulletin Board. We are now exploring sources of capital. In the current development stage, we anticipate incurring operating losses as we implement our business plan.

Financial Statement Presentation: The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Fiscal year end: The Company has selected December 31 as its fiscal year end.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Revenue recognition and related allowances: Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2014 is Nil.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method and are adjusted to actual cost quarterly based on a physical count. Net realizable value is the estimated selling price in the ordinary course of business, less applicable variable selling expenses.

Provisions: Provisions for warranties are recognized when the Company has a legal or constructive obligation as a result of a past event; it is probable that an outflow of resources will be required to settle the obligation; and the amount has been reliably estimated. Provisions are not recognized for future operating losses.

Warranty: We record warranty liabilities at the time of sale for the estimated costs that may be incurred under the terms of the limited warranty. Warranty claims are reasonably predictable based on historical experience of failure rates. If actual results differ from our estimates, we revise our estimated warranty liability to reflect such changes. Each quarter, we re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS

1.BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $24,500 during the period May 25, 2014, (Date of Inception) to December 31, 2014.

Income taxes: The Company has adopted SFAS No. 109 – “Accounting for Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

New Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-4, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date. This ASU is effective for interim and annual periods beginning after December 15, 2013 and requires the measurement of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of: a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. Required disclosures include a description of the joint-and-several arrangement and the total outstanding amount of the obligation for all joint parties. The Company anticipates the adoption of this guidance will have minimal impact on its financial position, results of operations, cash flows or disclosures.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU is effective for fiscal years and interim periods beginning after December 15, 2013 and changes the presentation of unrecognized tax benefits. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

In April 2014, the FASB issued ASU No. 2014-8, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU is effective within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015 with early adoption permitted in certain circumstances. This ASU changes the requirements for reporting discontinued operations. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

New Accounting Pronouncements (continued):

In May 2014, the FASB issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606). This ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. This ASU changes the requirements for revenue recognition. The Company is currently evaluating the impact that the adoption of this guidance will have on its financial position, results of operations, cash flows and/or disclosures.

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted this amendment effective the period ended June 30, 2014.

2. GOING CONCERN

The Company has experienced net losses to date, and it has not generated revenue from operations, we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

3. EXCLUSIVE GLOBAL DISTRIBUTION AGREEMENT

On June 1, 2014, the Company (hereinafter referred to as “Distributor”) entered into a global exclusive distribution agreement (“Agreement”) with Formigli, the producer of bicycle frame sets from Italy (“Products”), having business address at Emidio Spinucci 16/a, Firenz, Italia 50141 (hereinafter referred to as “Manufacturer”). The Company is not related to Formigli manufacturing and is in no way affiliated with Formigli beyond the terms of the Agreement.

Distributor desires to secure from Manufacturer, and Manufacturer is willing to grant to Distributor, the exclusive right to market, sell and distribute Manufacturer’s Products globally with the exception of Italy and direct global website, direct all retail, wholesale sales and team sponsorship sales exported out of the country from Manufacturer’s (hereinafter referred to as the “Territory”).

Distributor will be granted rights to www.formigli.com and www.formigli.it to incorporate into global unified website directed by Distributor. Manufacturer will maintain rights to offer and post on the Italian portion of the site as it desires. Distributor will have no rights to direct what is and what it not on the Italian portion of the global site.

Under the distribution agreement, Manufacturer appoints Distributor as its sole and exclusive distributor for the sale and distribution of the products in and throughout the Territory.

The term of this agreement shall be for a period of five years commencing on June 1, 2014 and terminating on June 1, 2019 and shall thereafter continue in effect unless either party shall notify the other of its intention to terminate the agreement by giving at least 12 months written notice prior to any specified termination date.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS

4. COMMON STOCK

The Company’s authorized common stock consists of 100,000,000 shares with no par value.

At inception, the Company issued 10,000,000 shares of common stock at $0.00295 per share for cash of $5,000 and services valued at $24,500, totaling $29,500.

5. OFFERING EXPENSES

The Company has filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $10,000 in costs relating to such Registration Statement will be charged to additional paid in capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense. Presently associated costs are reflected on the Balance sheets of the Company as Deferred offering costs.

6. RELATED PARTY TRANSACTIONS

During the period May 25, 2014, (Date of Inception) to December 31, 2014, the Company issued 10,000,000 shares of common stock for $29,500 to the Company’s sole director and officer, Amy Chaffe.

The Company accrues $5,000 per month for management fees and $1,000 per month as rent expenses in respect of facilities provided by Ms. Chaffe. At December 31, 2014 $35,000 is included on the balance sheet as accounts payable - related party, in respect of these accruals.

7. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During 2014, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $65,374 at December 31, 2014, and will begin to expire in the year 2034.

The Company had deferred income tax assets as of December 31, 2014 as follows:

December 31, 2014
Loss carryforwards	$22,200
Less - valuation allowance	(22,200)
Total net deferred tax assets	$-

8. SUBSEQUENT EVENTS

On January 1, 2015, the Company appointed Renzo Formigli to the Board of Directors and appointed Amy Chaffe, President and Chief Executive Officer, Chief Financial Officer.  Concurrently the monthly management fee for Ms. Chaffe was increased to $10,000 per month.

As at March 30, 2015, the Company has received proceeds totaling $60,014 from various parties subscribing for a total of 600,138 shares at $0.10 per share under our Form S-1 registration statement.  Renzo Formigli, Director, subscribed for a total of 4,000 of these shares for total proceeds of $400.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.