Form 10-Q
period 2015-03-31
Formigli Inc.
filed 2015-05-15
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-199193
Commission File Number

Formigli Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

895 Pismo Street, San Luis Obispo, California	93401
(Address of principal executive offices)	(Zip Code)

(800) 546-7939
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

10,600,138 common shares outstanding as of May 15, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FORMIGLI, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

REPORTED IN UNITED STATES DOLLARS

FORMIGLI INC.
BALANCE SHEET

	March 31, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$70,399	$4,135
Accounts receivable	1,739	3,694
Deferred offering costs	10,000	10,000
Total current assets	82,138	17,829

TOTAL ASSETS	$82,138	$17,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$6,958	$14,806
Accounts payable, related party	68,000	35,000
Customer deposits	14,082	3,897
Total current liabilities	89,040	53,703

Total liabilities	89,040	53,703
COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit)
Common stock (no par value: shares authorized 100,000,000; 10,600,138 and 10,000,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Additional Paid-in capital	89,514	29,500
Accumulated deficit	(96,416)	(65,374)
Total stockholders' equity (deficit)	(6,902)	(35,874)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$82,138	$17,829

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2015

Net sales	$16,309
Cost of goods sold	7,232
Gross profit	9,077

Selling, general and administrative expenses	(40,119)

Income (loss) from operations	(31,042)

Net (loss)	(31,042)

Net (loss) per common shares (basic and diluted)	$(0.00)

Weighted average shares outstanding
Basic and diluted	10,175,693

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
STATEMENT OF CASH FLOW
(Unaudited)

Three Months Ended March 31, 2015
Cash Flows From Operating Activities
Net loss	$(31,042)
Adjustments to reconcile net income to net cash provided from operating activities:
Changes in operating assets and liabilities:
Accounts payable	(7,848)
Accounts payable – related party	33,000
Accounts receivable	1,955
Customer deposits	10,185
Net cash provided used by operating activities	6,250

Cash Flows From Financing Activities
Proceeds from issuance of common stock	60,014
Net cash provided from financing activities	60,014

Increase (decrease) in cash and cash equivalents	66,264
Cash and cash equivalents at beginning of period	4,135
Cash and cash equivalents at end of period	$70,399

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Formigli Inc. (the "Company") is a Florida corporation incorporated on May 25, 2014 and as such, we do not have comparative financial statements for March 31, 2014. We are a company that engages in the global exclusive distribution of Formigli Bicycles. Amy Chaffe, who is currently our sole officer and director, founded our Company and to date has provided working capital for operations. Our headquarters are located at 895 Pismo Street, San Luis Obispo, CA 93401.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We have filed a Form S-1 with the U.S. Securities and Exchange Commission and are in the process of applying for a listing on the OTC Bulletin Board. We are now exploring sources of capital. We anticipate incurring operating losses as we implement our business plan.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2015 and December 31, 2014 is Nil.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(cont’d)

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the three months ended March 31, 2015.

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

New Accounting Pronouncements:    In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

2. GOING CONCERN

The Company has experienced net losses to date, and it has generated minimal revenue from operations.  We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

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

At March 31 2015 we have 10,600,138 shares issued and outstanding.

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

6. RELATED PARTY TRANSACTIONS

The Company accrues $5,000 per month for management fees and $1,000 per month as rent expenses in respect of facilities provided by Ms. Chaffe. On January 1, 2015, the Company appointed Amy Chaffe, President, Chief Executive Officer and Chief Financial Officer.  Concurrently the monthly management fee for Ms. Chaffe was increased to $10,000 per month. At March 31, 2015 $68,000 (December 31, 2014 - $35,000) is included on the balance sheet as accounts payable - related party, in respect of these accruals.

On January 1, 2015, the Company appointed Renzo Formigli to the Board of Directors. On March 30, 2014 Renzo Formigli, subscribed for a total of 4,000 shares under the Compay’s S-1 Registration Statement for total proceeds of $400.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED
7. INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through March 31, 2015 of approximately $96,416, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $32,780 at March 31, 2015. For the three month period ended March 31, 2015, the valuation allowance increased by approximately $10,550.

The Company has no tax positions at March 31, 2015, or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the period from inception to December 31, 2014 are subject to examination by the Internal Revenue Service.

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Formigli, Inc., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 895 Pismo Street, San Luis Obispo, California 93401. Our telephone number is (800) 546-7939. Our e-commerce website www.formigli.com.

Our company was incorporated in the State of Florida on May 25, 2014. We are presently engaged in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. Formigli Inc.’s focus is to be unique in its offering to the cycling sector; Renzo Formigli is maintaining the tradition and high quality of custom Italian handicraft.

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

On January 1, 2015, the Company appointed Renzo Formigli to the Board of Directors and appointed Amy Chaffe, President, Chief Executive Officer and Chief Financial Officer.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2015 and audited financial statements for the year ended December 31, 2014, along with the accompanying notes.

At the end of March 31, 2015 we had cash on hand totaling $70,399 (December 31, 2014 - $4,135), total assets of $82,138 (December 31, 2014 - $17,829) and liabilities of $89,040 (December 31, 2014 - $53,703).  Funds received to date have been used in the Company’s ongoing operations to increase sales efforts, to meet our public reporting requirements including audit fees, professional fees and filing fees and to meet operational expenses as they come due. We expect we will need to secure additional funds in order to continue our business. We cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for fiscal year 2015). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

We have generated minimal net revenues since inception; $9,077, during the three months ended March 31, 2015. Additionally, we continue to incur administrative costs related filing requirements as a public issuer and ongoing operations. Such administrative costs totaled $40,119 during the three months ended March 31, 2015. Since inception we have incurred a total operating loss of $96,416.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements, included herein.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs.  The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts.  Currently, debt issuance costs are presented as a deferred asset.  The recognition and measurement requirements will not change as a result of this guidance.  The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis.   This amendment will not have a material impact on our financial statements.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.        CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms with our board and officers’ collaboration to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A.     RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.                 EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORMIGLI, INC.

Date:	May 15, 2015	By:	/s/ Amy Chaffe
		Name:	Amy Chaffe
		Title:	President, Chief Executive Officer, Chief Financial Officer