Form 10-Q
period 2015-06-30
Formigli Inc.
filed 2015-08-14
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

10,600,138 common shares outstanding as of August 14, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FORMIGLI, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

REPORTED IN UNITED STATES DOLLARS

FORMIGLI INC.
BALANCE SHEET

	June 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$63,214	$4,135
Accounts receivable	-	3,694
Deferred offering costs	10,000	10,000
Total current assets	73,214	17,829

TOTAL ASSETS	$73,214	$17,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$3,902	$14,806
Accounts payable, related party	101,000	35,000
Customer deposits	12,089	3,897
Total current liabilities	116,991	53,703

Total liabilities	116,991	53,703
COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit)
Common stock (no par value: shares authorized 100,000,000; 10,600,138 and 10,000,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	-
Additional Paid-in capital	89,514	29,500
Accumulated deficit	(133,291)	(65,374)
Total stockholders' equity (deficit)	(43,777)	(35,874)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$73,214	$17,829

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	$13,968	$-	$30,277	$-
Cost of goods sold	8,218	-	15,450	-
Gross profit	5,750	-	14,827	-

Selling, general and administrative expenses	(42,625)	(31,186)	(82,744)	(31,186)

Income (loss) from operations	(36,875)	(31,186)	(67,917)	(31,186)

Net (loss)	(36,875)	(31,186)	(67,917)	(31,186)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted	10,600,138	10,000,000	10,389,088	10,000,000

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cash Flows From Operating Activities
Net loss	$(67,917)	$(31,186)
Adjustments to reconcile net income to net cash provided from operating activities:
Stock issued for services provided	-	24,500
Changes in operating assets and liabilities:
Deferred offering costs	-	(10,000)
Accounts payable	(10,904)	5,514
Accounts payable – related party	66,000	6,000
Accounts receivable	3,694	-
Other receivable	-	(945)
Customer deposits	8,192	5,330
Net cash provided used by operating activities	(935)	(787)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	60,014	5,000
Net cash provided from financing activities	60,014	5,000

Increase (decrease) in cash and cash equivalents	59,079	4,213
Cash and cash equivalents at beginning of period	4,135	-
Cash and cash equivalents at end of period	$63,214	$4,213

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Formigli Inc. (the "Company") is a Florida corporation incorporated on May 25, 2014. We are a company that engages in the global exclusive distribution of Formigli Bicycles. Amy Chaffe, who is currently our sole officer and director, founded our Company and to date has provided working capital for operations and managed our day to day business operations. Our headquarters are located at 895 Pismo Street, San Luis Obispo, CA 93401.

To date, our activities have been limited to formation, the raising of equity capital, and the development of a business plan. We have filed a Form S-1 with the U.S. Securities and Exchange Commission and are in the process of applying for a listing on the OTC Bulletin Board. We are now exploring sources of capital. We anticipate incurring operating losses as we implement our business plan.

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2015 and December 31, 2014 is Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $nil during the six months ended June 30, 2015.

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

As at March 30, 2015, the Company had received proceeds totaling $60,014 from various parties subscribing for a total of 600,138 shares at $0.10 per share under our Form S-1 registration statement.

At June 30, 2015 we have 10,600,138 shares issued and outstanding.

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

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

6. RELATED PARTY TRANSACTIONS

The Company accrues $5,000 per month for management fees and $1,000 per month as rent expenses in respect of facilities provided by Ms. Chaffe. On January 1, 2015, the Company appointed Amy Chaffe, President, Chief Executive Officer and Chief Financial Officer.  Concurrently the monthly management fee for Ms. Chaffe was increased to $10,000 per month. At June 30, 2015 $101,000 (December 31, 2014 - $35,000) is included on the balance sheet as accounts payable - related party, in respect of these accruals.

On January 1, 2015, the Company appointed Renzo Formigli to the Board of Directors. On March 30, 2014 Renzo Formigli, subscribed for a total of 4,000 shares under the Company’s S-1 Registration Statement for total proceeds of $400.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through June 30, 2015 of approximately $133,291, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $45,300 at June 30, 2015. For the six month period ended June 30, 2015, the valuation allowance increased by approximately $23,100.

The Company has no tax positions at June 30, 2015, or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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
Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2015 and audited financial statements for the year ended December 31, 2014, along with the accompanying notes.

At the end of June 30, 2015 we had cash on hand totaling $63,214 (December 31, 2014 - $4,135), total assets of $73,214 (December 31, 2014 - $17,829) and liabilities of $116,991 (December 31, 2014 - $53,703).  Funds received to date have been used in the Company’s ongoing operations to increase sales efforts, to meet our public reporting requirements including audit fees, professional fees and filing fees and to meet operational expenses as they come due. We expect we will need to secure additional funds in order to continue our business. We cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for fiscal year 2015). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

Three months ended June 30, 2015

We have generated minimal net revenues since inception and $5,750 during the three months ended June 30, 2015 ($nil – June 30, 2014). Additionally, we continue to incur administrative costs related filing requirements as a public issuer and for ongoing operations. Such administrative costs totaled $42,627 during the three months ended June 30, 2015 ($31,186 – June 30, 2014).

Six months ended June 30, 2015

We have generated minimal net revenues since inception and $14,827 during the six months ended June 30, 2015 ($nil – June 30, 2014). Additionally, we continue to incur administrative costs related filing requirements as a public issuer and for ongoing operations. Such administrative costs totaled $82,744 during the six months ended June 30, 2015 ($31,186 – June 30, 2014). Since inception we have incurred a total operating loss of $133,291.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the six months ended June 30, 2015 furnished in XBRL).
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORMIGLI, INC.

Date:	August 14, 2015	By:	/s/ Amy Chaffe
		Name:	Amy Chaffe
		Title:	President, Chief Executive Officer, Chief Financial Officer