Form 10-Q
period 2015-09-30
Formigli Inc.
filed 2015-11-16
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes [ ] No [X]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

10,600,138 common shares outstanding as of November 13, 2015
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

FORMIGLI, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

REPORTED IN UNITED STATES DOLLARS

Page
Balance Sheets	F-1
Statements of Operations and Comprehensive loss	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-7

FORMIGLI INC.
BALANCE SHEETS

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)
ASSETS
Current assets
Cash and cash equivalents	$52,890	$4,135
Accounts receivable	-	3,694
Deferred offering costs	10,000	10,000
Total current assets	62,890	17,829

TOTAL ASSETS	$62,890	$17,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,973	$14,806
Accounts payable, related party	134,000	35,000
Customer deposits	10,752	3,897
Total current liabilities	146,725	53,703

Total liabilities	146,725	53,703
COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit)
Common stock (no par value: shares authorized 100,000,000; 10,600,138 and 10,000,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	-
Additional Paid-in capital	89,514	29,500
Accumulated deficit	(173,349)	(65,374)
Total stockholders' equity (deficit)	(83,835)	(35,874)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$62,890	$17,829

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	$19,692	$24,839	$49,969	$24,839
Cost of goods sold	10,186	18,385	25,636	18,385
Gross profit	9,506	6,454	24,333	6,454

Selling, general and administrative expenses	(49,564)	(21,859)	(132,308)	(53,045)

Income (loss) from operations	(40,058)	(15,405)	(107,975)	(46,591)

Net (loss)	(40,058)	(15,405)	(107,975)	(46,591)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average shares outstanding
Basic and diluted	10,600,138	10,000,000	10,460,211	10,000,000

The accompanying notes are an integral part of these Financial Statements.

FORMIGLI INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash Flows From Operating Activities
Net loss	$(107,975)	$(46,591)
Adjustments to reconcile net income to net cash provided from operating activities:
Stock issued for services provided	-	24,500
Changes in operating assets and liabilities:
Deferred offering costs	-	(10,000)
Accounts payable	(12,833)	18,493
Accounts payable – related party	99,000	17,000
Accounts receivable	3,694	(3,802)
Other receivable	-	-
Customer deposits	6,855	1,120
Net cash provided used by operating activities	(11,259)	720

Cash Flows From Financing Activities
Proceeds from issuance of common stock	60,014	5,000
Net cash provided from financing activities	60,014	5,000

Increase (decrease) in cash and cash equivalents	48,755	5,720
Cash and cash equivalents at beginning of period	4,135	-
Cash and cash equivalents at end of period	$52,890	$5,720

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

Unaudited Interim Financial Statements

The unaudited interim consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). They do not include all information and footnotes required by GAAP for complete financial statements. Except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended December 31, 2014, included in the Company’s Annual Report on Form 10-K, filed with the SEC. The interim unaudited consolidated financial statements should be read in conjunction with those audited financial statements included in Form 10-K. In the opinion of management, all adjustments considered necessary for fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2015 and December 31, 2014 is Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $1,075 during the nine months ended September 30, 2015.

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

New Accounting Pronouncements:

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

Under the terms of the Agreement, Distributor desires to secure from Manufacturer, and Manufacturer is willing to grant to Distributor, the exclusive right to market, sell and distribute Manufacturer’s Products globally with the exception of Italy and direct global website, direct all retail, wholesale sales and team sponsorship sales exported out of the country from Manufacturer’s (hereinafter referred to as the “Territory”).

Distributor will be granted rights to www.formigli.com and www.formigli.it to incorporate into a global unified website directed by Distributor. Manufacturer will maintain rights to offer and post on the Italian portion of the site as it desires. Distributor will have no rights to direct what is and what it not on the Italian portion of the global site.

Under the Agreement, Manufacturer appoints Distributor as its sole and exclusive distributor for the sale and distribution of the products in and throughout the Territory.

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

At September 30, 2015 we have 10,600,138 shares issued and outstanding.

5. OFFERING EXPENSES

The Company has filed a Form S-1 Registration Statement to offer to the public up to 6,000,000 common shares at ten cents ($0.10) per share. The $10,000 in costs relating to such Registration Statement will be charged to additional paid in capital, if such offering is successful. If the offering is not successful, the costs will be charged to expense. Presently associated costs are reflected on the Balance Sheets of the Company as Deferred offering costs while the offering remains open for subscription.

FORMIGLI INC.
NOTES TO FINANCIAL STATEMENTS
UNAUDITED

6. RELATED PARTY TRANSACTIONS

The Company accrues $5,000 per month for management fees and $1,000 per month as rent expenses in respect of facilities provided by Ms. Amy Chaffe. On January 1, 2015, the Company appointed Ms. Chaffe, President, Chief Executive Officer and Chief Financial Officer.  Concurrently the monthly management fee for Ms. Chaffe was increased to $10,000 per month. At September 30, 2015 $134,000 (December 31, 2014 - $35,000) is included on the balance sheet as accounts payable - related party, in respect of these accruals.

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through September 30, 2015 of approximately $173,349, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $58,900 at September 30, 2015. For the nine month period ended September 30, 2015, the valuation allowance increased by approximately $36,700.

The Company has no tax positions at September 30, 2015, or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Corporate Information

The address of our principal executive office is 895 Pismo Street, San Luis Obispo, California 93401. Our telephone number is (800) 546-7939. Our e-commerce website www.formigli.com

Our company was incorporated in the State of Florida on May 25, 2014. We are presently engaged in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. Formigli Inc.’s focus is to be unique in its offering to the cycling sector; Renzo Formigli is maintaining the tradition and high quality of custom Italian handicraft.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2015 and audited financial statements for the year ended December 31, 2014, along with the accompanying notes.

At September 30, 2015 we had cash on hand totaling $52,890 (December 31, 2014 - $4,135), total assets of $62,890 (December 31, 2014 - $17,829) and liabilities of $146,725 (December 31, 2014 - $53,703).  Funds received to date have been used in the Company’s ongoing operations to increase sales efforts, to meet our public reporting requirements including audit fees, professional fees and filing fees and to meet operational expenses as they come due. We expect we will need to secure additional funds in order to continue our business. We cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for fiscal year 2015). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

Three months ended September 30, 2015 and 2014

We have generated minimal net revenues since inception and $9,506 during the three months ended September 30, 2015 ($6,454 – September 30, 2014). Additionally, we continue to incur administrative costs related filing requirements as a public issuer and for ongoing operations. Such administrative costs totaled $49,564 during the three months ended September 30, 2015 ($21,859 – September 30, 2014). The increase to administrative costs period over period is primarily related to additional management fees accrued during fiscal 2015.

Nine months ended September 30, 2015 and 2014

We have generated minimal net revenues since inception and $24,333 during the nine months ended September 30, 2015 ($6,454 – September 30, 2014). Additionally, we continue to incur administrative costs related filing requirements as a public issuer and for ongoing operations. Such administrative costs totaled $132,308 during the nine months ended September 30, 2015 ($53,045 – September 30, 2014). The increase to administrative costs period over period is primarily related to additional management fees accrued during fiscal 2015. Since inception we have incurred a total operating loss of $173,349.

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

Recent Accounting Pronouncements

On September 25, 2015, the FASB issued Accounting Standards Update, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued. This amendment will not have a material impact on our financial statements.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report. Our company is in the process of adopting specific internal control mechanisms to ensure effectiveness as we grow. We have engaged an outside consultant to assist in adopting new measures to improve upon our internal controls. Future controls, among other things, will include more checks and balances and communication strategies between the management and the board, once we are able to bring additional members to our board of directors, to ensure efficient and effective oversight over company activities as well as more stringent accounting policies to track and update our financial reporting.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.       MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit No.	Title of Document

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive Data File (Form 10-Q for the nine months ended September 30, 2015 furnished in XBRL).
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.DEF	XBRL Taxonomy Extension Definition Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORMIGLI, INC.

Date:	November 16, 2015	By:	/s/ Amy Chaffe
		Name:	Amy Chaffe
		Title:	President, Chief Executive Officer, Chief Financial Officer