Form 10-K
period 2015-12-31
CLOUDWEB, INC.
filed 2016-04-14
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2015

COMMISSION FILE NUMBER:  333-199193

CLOUDWEB, INC.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dept. Office 12a Greenhill Street Stratford Upon Avon Warwickshire, United Kingdom CV376LF
(Address of principal executive offices, including zip code)

+44 20 8050 2379
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2015 is $59,614.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 314,076,369 shares outstanding of common stock as of  April 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III: Portions of Registrant’s Form 8-K filed on January 28, 2016.

		Page
	A Warning About Forward-Looking Statements	3

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	10
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	11
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	11
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	12
Item 8.	Financial Statements and Supplementary Data	12
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12
Item 9A.	Controls and Procedures	12
Item 9B.	Other Information	12

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Summary and Compensation	13
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
Item 13.	Certain Relationships and Related Transactions, and Director Independence	15
Item 14.	Principal Accountant Fees and Services	16

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	16
	Index to Financial Statements	16
	Index to Exhibits	16

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.— Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Cloudweb” "we," "our," and "us" refer to CLOUDWEB, INC.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by CLOUDWEB, INC. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by CLOUDWEB, INC. with the SEC may also be obtained from CLOUDWEB, INC. by directing a request to CLOUDWEB, INC.  Attention: James Holland, Dept. Office 12a, Greenhill Street, Stratford Upon Avon, Warwickshire, United Kingdom CV376L, +44 20 8050 2379.

PART I

Item 1.                              Business

Overview

CLOUDWEB, INC. (“CLOUDWEB.” or the “Company”), formerly known as Formigli, Inc., was incorporated in the State of Florida on May 25, 2014. The Company provides website hosting and cloud computing services. Zhi De Liao  is the Chief Executive Officer. Our headquarters are located at Dept. Office 12a, Greenhill Street, Stratford Upon Avon, Warwickshire, United Kingdom CV376L.

Recent Developments

Cloudweb, Inc., formerly known as Formigli Inc., was a company in the development stages that planned to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. Amy Chaffe, who was the President, Chief Executive Officer, Chief Financial Officer, founded the Company.

The Company and Ms. Chaffe decided to conduct a corporate restructuring.  On December 3, 2015, Mr. Renzo Formigli resigned as a member of the Board of Directors of the Company.

On the same day, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by (i) changing its name to “Cloudweb, Inc.”, (ii) increasing the Company’s authorized number of shares of common stock from 100 million to 500 million, and (iii) increasing the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 100 shares for every one (1) share currently issued and outstanding (the “Forward Split”).

 The Company then filed an Issuer Company-Related Action Notification Form with FINRA requesting that the name change be effected in the market. It also requested that its ticker symbol be changed to “CLOU”.

Amy Chaffe, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of the Company’s Board of Directors, executed an agreement whereby an aggregate of 7,500,000 shares of Company common stock owned by her would be cancelled without any remuneration, leaving Ms. Chaffe owning 2,500,000 shares of Company common stock after such cancellation and prior to the Forward Split.

On January 28, 2016, a change in control of Cloudweb Inc. (the "Company") occurred by virtue of the Company's largest shareholder Amy Chaffe selling all of the shares of the Company's common stock that she owned, which was in the amount of 250,000,000 shares, to certain third party investors. Such shares sold by Ms. Chaffe represented 80% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, the purchaser of such shares, Mr. Zhi De Liao, arranged with Ms. Chaffe his appointment to the Company's Board of Directors and as an executive officer of the Company. Immediately thereafter, Ms. Chaffe resigned as a member of the Board.  Mr. Zhi De Liao is Cloudweb’s Chief Executive Officer, President, Chief Financial Officer, and a member of Cloudweb’s Board of Directors.

Cloudweb then completed the acquisition of 100% of the issued and outstanding equity interests of Data Cloud from Mr. Liao pursuant to a Share Exchange Agreement. As a result of the completion of this acquisition, 2,500,000 shares of Cloudweb’s common stock were issued to Mr. Liao.  Mr. Liao now hold 81% of the Company’s total issued and outstanding shares of common stock.

Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd (“WHS”), which it purchased from James Holland for GBP 47,000. Pursuant to the Purchase Agreement, Data Cloud agreed to employ Mr. Holland to continue management and operations of WHS during the period of his employment and appoint Mr. Holland to its Board of Directors. WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, Cloudweb elected to enter into the web hosting industry.

Item 1A.                                     Risk Factors

RISK FACTORS RELATING TO CLOUDWEB, INC. AND ITS BUSINESS

LOSSES FROM CONTINUING OPERATIONS MAY OCCUR AND, AS A RESULT, THE PRICE OF OUR COMMON STOCK MAY BE NEGATIVELY AFFECTED.  IF WE ARE NOT ABLE TO GROW OUR BUSINESS, THE RESULTS OF OUR OPERATIONS AND OUR FINANCIAL CONDITION MAY BE ADVERSELY IMPACTED.

Risks Related to Our Business and Our Industry

Our quarterly and annual operating results may be adversely affected due to a variety of factors, which could make our future results difficult to predict and could cause our operating results to fall below investor or analyst expectations.

Our quarterly and annual operating results may be adversely affected due to a variety of factors that could affect our revenue or our expenses in any particular period. You should not rely on quarter-to-quarter comparisons of our operating results as an indication of future performance. Factors that may adversely affect our quarterly and annual operating results may include:

- our ability to attract new subscribers and retain existing subscribers;

- our ability to acquire subscribers in a cost-effective way;

- our ability to maintain a high level of subscriber satisfaction;

- competition in the market for our products and services;

- rapid technological change, frequent new product and service introductions, and evolving industry standards;

- systems, data center and Internet failures and service interruptions;

- difficulties in distributing new products or services;

- terminations of, disputes with, or material changes to our relationships with third-party partners, including referral sources, product partners and payment processors;

- a shift in subscriber demand to lower margin solutions, which could increase our cost of revenue;

- reductions in the selling prices for our solutions; and

- changes in regulation or to regulatory bodies, such as the Internet Corporation for Assigned Names and Numbers, or ICANN, that could affect our business and our industry.

It is possible that in one or more future quarters, due to any of the factors listed above, a combination of those factors or other reasons, our operating results may be below our expectations and the expectations of research analysts and investors. In that event, our stock price could decline substantially.

The rate of growth of the private small- and medium-sized business (SMB) market for our solutions could be significantly lower than our estimates. If demand for our products and services does not meet expectations, our ability to generate revenue and meet our financial targets could be adversely affected.

Although we expect continued demand in the private small- and medium-sized business (SMB) enterprises market for our cloud-based solutions, it is possible that the rate of growth may not meet our expectations, or the market may not grow at all, either of which would adversely affect our business. Our expectations for future revenue growth are based in part on assumptions reflecting our industry knowledge and experience serving SMBs, as well as our assumptions regarding demographic shifts, growth in the availability and capacity of Internet infrastructure internationally and the general economic climate. If any of these assumptions proves to be inaccurate, then our actual revenue growth could be significantly lower than our expected revenue growth.

Our ability to compete successfully depends on our ability to offer an integrated and comprehensive suite of products and services that enable our subscribers to establish, manage and grow their businesses. Our web presence and commerce offerings are predicated on the assumption that an online presence is, and will continue to be, an important factor in our subscribers’ abilities to establish, expand, manage and monetize their online presence quickly, easily and affordably. If we are incorrect in this assumption, for example due to the introduction of a new technology or industry standard that supersedes the importance of an online presence or renders our existing or future solutions obsolete, then our ability to retain existing subscribers and attract new subscribers could be adversely affected, which could harm our ability to generate revenue and meet our financial targets.

If we are unable to maintain a high level of subscriber satisfaction, demand for our solutions could suffer.

We believe that our future revenue growth depends on our ability to provide subscribers with quality service that meets or exceeds our subscribers’ expectations. We are not always able to provide our subscribers with this level of service, and our subscribers occasionally encounter interruptions in service and other technical challenges and pursue billing disputes. If we are unable to provide subscribers with quality service, this may result in subscriber dissatisfaction, and we could face damage to our reputation, claims of loss, negative publicity, decreased overall demand for our solutions and loss of revenue, any of which could have a negative effect on our business, financial condition and operating results.

In addition, we may from time to time fail to meet the needs of specific subscribers in order to best meet the service expectations of our overall subscriber base. For example, we may suspend a subscriber’s website when it is harming other subscribers’ websites or disrupting servers supporting those websites, such as when a hacker installs malware on a subscriber’s website without that subscriber’s authorization or knowledge. Although such service interruptions are not uncommon in a cloud-based environment, we risk subscriber dissatisfaction by interrupting one subscriber’s service to prevent further attacks on or data breaches for other subscribers, and this could damage our reputation and have an adverse effect on our business.

We may not be able to continue to add new subscribers or increase sales to our existing subscribers, which could adversely affect our operating results.

Our growth is dependent on our ability to continue to attract new subscribers while retaining and expanding our products and services to existing subscribers. Growth in the demand for our products and services may be inhibited, and we may be unable to sustain growth in our subscriber base, for a number of reasons, including, but not limited to:

- our failure to develop or offer new or additional products and services in a timely manner that keeps pace with new technologies and the evolving needs of our subscribers;

- our inability to market our solutions in a cost-effective manner to new subscribers and to increase our sales to existing subscribers, including due to changes in regulation, or to changes in the enforcement of existing regulation, that would impair our marketing practices, require us to change our sign-up processes or to increase disclosure designed to provide greater transparency as to how we bill and deliver our services;

- changes in search engine ranking algorithms which may have the effect of increasing our marketing costs to offset lower search engine rankings;

- failure of our third-party development partners, on which we rely to provide a majority of our offerings, to continue to support existing products and to develop and support new products;

- the inability of our subscribers to differentiate our solutions from those of our competitors or our inability to effectively communicate such distinctions;

- our inability to maintain a consistent user experience and timely and consistent product upgrade schedule for all of our subscribers;

- our inability to penetrate, or adapt to requirements of, international markets;

- our inability to enter into automatically renewing contracts with our subscribers or increase subscription prices;

- the decisions by our subscribers to move the hosting of their Internet sites and web infrastructure to their own IT systems, into co-location facilities or to our competitors if we are unable to effectively market the scalability of our solutions;

- subscriber dissatisfaction causing our existing subscribers to stop referring prospective subscribers to us; and

- perceived or actual security, integrity, reliability, quality or compatibility problems with our solutions, including related to unscheduled downtime, or outages

We have a risk of system and Internet failures and have not yet implemented a complete disaster recovery plan, and any interruptions could harm our reputation, cause our subscribers to seek reimbursement for services paid for and not received, and cause our subscribers to seek to replace us as a provider of their cloud-based solutions.

We must be able to operate our applications and systems without interruption. Since our ability to retain and attract subscribers depends on our ability to provide highly reliable service, even minor interruptions in our service or losses of data could harm our reputation. Our applications, systems, power supplies, customer support centers and co-located data centers are subject to various points of failure, including:

- human error or accidents;

- power loss;

- equipment failure;

- Internet connectivity downtime;

- improper building maintenance by the landlords of the buildings in which our co-located data centers are located;

- physical or electronic security breaches;

- computer viruses;

- fire, hurricane, flood, earthquake, tornado and other natural disasters;

- water damage;
- terrorism;

- intentional bad acts, such as sabotage and vandalism;

- pandemics; and

- failure by us or our vendors to provide adequate service to our equipment.

We have experienced system failures and delays and periodic interruptions in service in the past, including due to accidental or intentional actions of Internet users and others, and we will likely experience future system failures or outages that disrupt the operation of our solutions and harm our business. Our systems are not fully redundant, and we have not yet implemented a complete disaster recovery plan or business continuity plan.

Our co-located data centers are also susceptible to impairment resulting from electrical power outages due to the amount of power and cooling they require to operate. Since we rely on third parties to provide our co-located data centers with power sufficient to meet our needs, we cannot control whether our co-located data centers will have an adequate amount of electrical resources necessary to meet our subscriber requirements. We attempt to limit exposure to system downtime due to power outages by using backup generators and power supplies. However, these protections may not limit our exposure to power shortages or outages entirely.

Any of these events could materially increase our expenses or reduce our revenue, damage our reputation and cause us to lose current and potential subscribers, which would have a material adverse effect on our operating results and financial condition.

We face significant competition for our solutions in the SMB market, which we expect will continue to intensify and which could require us to reduce our selling prices. As a result of such competitive pressures, we may not be able to maintain or improve our competitive position or market share.

The SMB market for cloud-based technologies is highly competitive and constantly evolving. We expect competition to increase from existing competitors as well as potential new market entrants. Most of our existing competitors are expanding the variety of solution-based services that they offer to SMBs. We also may face significant competition from new entrants into the markets we serve. Our competitors include providers of:

- web presence and commerce offerings, such as domain name registrars, shared hosting providers, website creation and management companies and e-commerce service providers;

- computing resources and security offerings, such as on-demand computing resources and online security offerings;

- marketing solutions, such as search engine marketing (SEM) companies, search engine optimization (SEO) companies, local directory listing companies and online and offline business directories; and

- productivity tools, such as business-class email, calendaring and file-sharing.

Some of these competitors may have greater resources, more brand recognition and consumer awareness, greater international scope and larger subscriber bases than we do. As a result, we may not be able to compete successfully against them. If these companies decide to devote greater resources to the development, promotion and sale of their products and services, greater numbers of SMBs may choose to use these competitors for creating an online presence and as a general platform for running online business operations.

There are relatively few barriers to entry in this market, especially for providers of niche services, which often have low capital and operating expenses and the ability to quickly bring products to market that meet specific subscriber needs. Accordingly, as this market continues to develop, we expect the number of competitors to increase. The continued entry of competitors into the cloud-based technologies market, and the rapid growth of some competitors that have already entered the market, may make it difficult for us to maintain our market position.

In addition, in an attempt to gain market share, competitors may offer aggressive price discounts or alternative pricing models, such as so-called “freemium” pricing in which a basic offering is provided for free with advanced features provided for a fee, on the services they offer, or increase commissions paid to their referral sources. These pricing pressures may require us to match these discounts and commissions in order to remain competitive, which would reduce our margins or cause us to fail to attract new subscribers that decide to purchase the discounted service offerings of our competitors. As a result of these factors, it is difficult to predict whether we will be able to maintain our average selling prices, pricing models and commissions paid to our referral sources. If we reduce our selling prices, alter our pricing models or increase commissions paid to our referral sources, it may become increasingly difficult for us to compete successfully, our profitability may be harmed and our operating results could be adversely affected.

We must keep up with rapid and ongoing technological change to remain competitive in a rapidly evolving industry.

The cloud-based technology industry is characterized by rapid and ongoing technological change, frequent new product and service introductions, and evolving industry standards. Our future success will depend on our ability to adapt quickly to rapidly changing technologies, to adapt our solutions to evolving industry standards and to improve the performance and reliability of our applications and services. To achieve market acceptance for our applications and services, we must anticipate subscriber need and offer solutions that meet changing subscriber demands quickly and effectively. Subscribers may require features and functionality that our current applications and services do not have or that our platforms are not able to support. If we fail to develop solutions that satisfy subscriber preferences in a timely and cost-effective manner, our ability to renew our agreements with existing subscribers and our ability to increase demand for our solutions will be harmed.

In addition, the manner in which we market to our subscribers must keep pace with technological change. For example, application marketplaces, mobile platforms and new search engines and search methods are changing the way in which consumers find, purchase and use our solutions. If we are not able to take advantage of such technologies or if existing technologies or systems, such as the domain name system, become obsolete, we may be unable to continue to attract new subscribers or sell additional solutions to our existing subscribers.

Third parties provide a majority of our product and service offerings. Our future success will depend on our ability to continue to identify and partner with third parties who offer and are able to adapt to new technologies and to develop compelling and innovative solutions that can be quickly integrated with our platform and brought to market. If we or our third-party partners are unable to adapt to rapidly changing technologies and develop solutions that meet subscriber requirements, our revenue and operating results will be adversely affected.

If we do not maintain a low rate of credit card chargebacks and protect against breach of the credit card information we store, we will face the prospect of financial penalties and could lose our ability to accept credit card payments from subscribers, which would have a material adverse effect on our business, financial condition and operating results.

disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we focus on keeping our rate of credit card refunds and chargebacks low, if our refunds or chargebacks increase, our credit card processors could require us to increase reserves or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability.

We could also incur significant fines or lose our ability to give subscribers the option of using credit cards to fund their payments or pay their fees to us if we fail to follow payment card industry data security standards, even if there is no compromise of subscriber information. Although we strive to be in compliance with such payment card industry data security standards, and we do not believe that there has been a compromise of subscriber information, we are not currently in full compliance with these standards. Accordingly, we could be fined, or our services could be suspended, for such failure to comply with payment card industry data security standards, which would cause us to not be able to process payments using credit cards. If we are unable to accept credit card payments, our financial condition, results of operation and cash flows would be adversely affected.

In addition, we could be liable if there is a breach of the credit card information we store. Online commerce and communications depend on the secure transmission of confidential information over public networks. We rely on encryption and authentication technology that we have developed internally, as well as technology that we license from third parties, to provide security and authentication for the transmission of confidential information, including subscriber credit card numbers. However, we cannot ensure that this technology can prevent breaches of the systems that we use to protect subscriber credit card data. Although we maintain network security insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on reasonable terms, or at all. In addition, some of our third-party partners also collect information from transactions with our customers, and we may be subject to litigation or our reputation may be harmed if our partners fail to protect our subscribers’ information or if they use it in a manner that is inconsistent with our practices.

Data breaches can also occur as a result of non-technical issues. Under our contracts with our card processors, if there is unauthorized access to, or disclosure of, credit card information that we store, we could be liable to the credit card issuing banks for their cost of issuing new cards and related expenses.

We may need additional equity, debt or other financing in the future, which we may not be able to obtain on acceptable terms, or at all, and any additional financing may result in restrictions on our operations or substantial dilution to our stockholders.

Our ability to obtain debt or equity funding will depend on a number of factors, including market conditions, interest rates, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. If we succeed in raising additional funds through the issuance of equity or convertible securities, then the issuance could result in substantial dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.

We rely on a limited number of co-located data centers to deliver most of our services. If we are unable to renew our data center agreements on favorable terms, or at all, our operating margins and profitability could be adversely affected and our business could be harmed.
We do not own our data centers. Rather, we occupy them pursuant to co-location service agreements with third-party data center facilities which have built and maintain the co-located data centers for us and other parties.

Our existing co-located data center agreements may not provide us with adequate time to transfer operations to a new facility in the event of early termination or if we were unable to negotiate a short-term transition arrangement or renew these agreements on terms acceptable to us. If we were required to move our equipment to a new facility without adequate time to plan and prepare for such migration, we would face significant challenges due to the technical complexity, risk and high costs of the relocation. Any such migration would result in significant costs for us and significant downtime for large numbers of our subscribers. This could damage our reputation and cause us to lose current and potential subscribers, which would harm our operating results and financial condition.

We currently intend to continue to contract with third-party data center operators, but we could be forced to re-evaluate those plans depending on the availability and cost of data center facilities, the ability to influence and control certain design aspects of the data center, and economic conditions affecting the data center operator’s ability to add additional facilities.

If our solutions and software contain serious errors or defects, then we may lose revenue and market acceptance and may incur costs to defend or settle claims.

Complex technology platforms, software applications and systems such as ours often contain errors or defects, such as errors in computer code or other systems errors, particularly when first introduced or when new versions or enhancements are released. Because we also rely on third parties to develop many of our solutions, our products and services may contain additional errors or defects as a result of the integration of the third party’s product. Despite quality assurance measures, internal testing and beta testing by our subscribers, we cannot guarantee that our current and future solutions will not be free of serious defects, which could result in lost revenue or a delay in market acceptance.

Since our subscribers use our solutions to maintain an online presence for their business, errors, defects or other performance problems could result in damage to our subscribers and their businesses. They could elect not to renew their agreements, delay or withhold payments to us, or seek significant compensation from us for the losses they or their businesses suffer. Although our subscriber agreements typically contain provisions designed to limit our exposure to certain claims, existing or future laws or unfavorable judicial decisions could negate or diminish these limitations. Even if not successful, a claim brought against us could be time-consuming and costly and could seriously damage our reputation in the marketplace, making it harder for us to acquire and retain subscribers.

Security and privacy breaches may harm our business.

Due to the fact that our solutions are cloud-based, we store and transmit large amounts of sensitive, confidential, personal and proprietary information over public communications networks. Any security breach, virus, accident, employee error, criminal activity or malfeasance, fraudulent service plan order, impersonation scam perpetrated against us, intentional misconduct by computer hackers or similar breach or disruption could result in unauthorized access, usage or disclosure, or loss of, confidential information, as well as interruptions, delays or cessation of service to our subscribers, each of which may cause damage to our reputation and result in increased security costs, litigation, regulatory investigations or other liabilities.

Organizations generally, and Internet-based organizations in particular, remain vulnerable to highly targeted attacks aimed at exploiting network specific applications or weaknesses. Techniques used to obtain unauthorized access to, or to sabotage, systems often are not recognized until launched against a target. Hackers are increasingly using powerful new tactics including evasive applications, proxies, tunneling, encryption techniques, vulnerability exploits, buffer overflows, denial of service attacks, or DDoS attacks, botnets and port scans. For example, from time to time, we and many other Internet-based businesses are the targets of DDoS attacks in which attackers attempt to block subscribers’ access to our websites. If we are unable to avert a DDoS or other attack for any significant period, we could sustain substantial revenue loss from lost sales and subscriber dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Moreover, we may not be able to immediately detect that such an attack has been launched, if, for example, unauthorized access to our systems was obtained without our knowledge in preparation for an attack contemplated to commence in the future. Cyber-attacks may target us, our subscribers, our partners, banks, credit card processors, delivery services, e-commerce in general or the communication infrastructure on which we depend.

Our subscribers may also use weak passwords, accidentally disclose their passwords or store them on a mobile device that is lost or stolen, or otherwise compromise the security of their data, creating the perception that our systems are not secure against third-party access. In addition, if third parties with which we work, such as vendors or developers, violate applicable laws or our policies, such violations may also put our subscribers’
information at risk and could in turn have an adverse effect on our business.

If an actual or perceived security breach occurs, the market’s perception of our security measures could be harmed and we could lose sales and current and potential subscribers. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely affect our operating results and financial condition. Furthermore, if a high profile security breach occurs with respect to another provider of cloud-based technologies, our subscribers and potential subscribers may lose trust in the security of these business models generally, which could harm our ability to retain existing subscribers or attract new ones.

Our use of “open source” software could adversely affect our ability to sell our services and subject us to possible litigation.

We use open source software in providing a substantial portion of our solutions, and we may incorporate additional open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our solutions that incorporate the open source software for no cost; that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software; and/or that we license such modifications or derivative works under the terms of the particular open source license. In addition, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of such licensed software. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending such allegations and could be subject to significant damages, enjoined from the sale of our solutions that contained the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our solutions. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Such litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products.

We may face liability for, or become involved in disputes over, ownership or control of subscriber accounts, websites or domain names.

As a provider of cloud-based solutions, including as a registrar of domain names and related services, we from time to time become aware of disputes over ownership or control of subscriber accounts, websites or domain names. For example, disputes may arise as a result of a subscriber’s engaging a webmaster or other third party to help set up a web hosting account, register or renew a domain name, build a website, upload content, or set up email or other services.

We could face potential tort law liability for our failure to renew a subscriber’s domain. We could also face potential tort law liability for our role in the wrongful transfer of control or ownership of accounts, websites or domain names. The safeguards and procedures we have adopted may not be successful in insulating us against liability from such claims in the future. In addition, we face potential liability for other forms of account, website or domain name “hijacking,” including misappropriation by third parties of our network of subscriber accounts, websites or domain names and attempts by third parties to operate accounts, websites or domain names or to extort the subscriber whose accounts, websites or domain names were misappropriated. Furthermore, our risk of incurring liability for a security breach on or in connection with a subscriber account, website or domain name would increase if the security breach were to occur following our sale to a subscriber of an SSL certificate that proved ineffectual in preventing it. Finally, we are exposed to potential liability as a result of our domain privacy service, wherein the identity and contact details for the domain name registrant are masked. Although our terms of service reserve the right to provide the underlying WHOIS information and/or to cancel privacy services on domain names giving rise to domain name disputes, including when we receive reasonable evidence of an actionable harm, the safeguards we have in place may not be sufficient to avoid liability, which could increase our costs of doing business.

Occasionally a subscriber may register a domain name that is identical or similar to another party’s trademark or the name of a living person. Disputes involving registration or control of domain names are often resolved through the Uniform Domain Name Dispute Resolution Policy, or UDRP, ICANN’s administrative process for domain name dispute resolution, or less frequently through litigation under the Anticybersquatting Consumer Protection Act, or ACPA, or under general theories of trademark infringement or dilution. The UDRP generally does not impose liability on registrars, and the ACPA provides that registrars may not be held liable for registering or maintaining a domain name absent a showing of bad faith, intent to profit or reckless disregard of a court order by the registrar. However, we may face liability if we fail to comply in a timely manner with procedural requirements under these rules. In addition, these processes typically require at least limited involvement by us and, therefore, increase our cost of doing business. The volume of domain name registration disputes may increase in the future as the overall number of registered domain names increases.

Because we do not expect to pay any dividends on our common stock for the foreseeable future, you may never receive a return on your investment.

You should not rely on an investment in our common stock to provide dividend income. We do not anticipate that we will pay any cash dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, our ability to pay cash dividends is currently limited by the terms of our credit agreements, and any future credit agreements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the OTC Markets and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results.

We also expect that being a public company, subject to these rules and regulations, will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.

We currently depend on the continued services and performance of the one (1) employee of Data Cloud, James Holland. We have not entered into an employment agreement with Mr. Holland, and he can terminate his employment at any time after his first six (6) months of employment. The loss of Mr. Holland could disrupt our business, delay the development of new services, and decrease subscriber retention, which would have an adverse effect on our business.

As we continue to grow, we cannot guarantee we will be able to attract the personnel we need to maintain our competitive position. If we do not succeed in attracting, hiring and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.

Data Cloud is obligated to pay 15% of WHS’s profits to Mr. Holland as long as he is employed by Data Cloud and this may negatively impact our business and results of operations.

In connection with the Purchase Agreement, Data Cloud, agreed to pay Mr. Holland 15% of all profits generated by WHS. The profits are defined as total revenue minus total expenses. The obligation to make such payment to Mr. Holland only lasts as long as he is employed by Data Cloud and may have a negative impact on our business and results of operations.

Other Risks

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules thereby potentially limiting the liquidity of our shares.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our shares are quoted on the OTC Pink Sheets under the ticker symbol “CLOW”. NASD broker-dealers who act as market makers for our shares generally facilitate purchases and sales of our shares. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

The Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit your ability to buy and sell our common stock, which could depress the price of our shares.

FINRA has adopted rules that require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Because our principal assets will be located in the United Kingdom, outside of the United States, and our sole officer and director resides outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against us and/or our officer and director, or to enforce a judgment rendered by a United States court against us or our officer and director.

Our principal operations and assets are located in the United Kingdom, outside of the United States, and our sole executive officer and sole director is a non-resident of the United States. Therefore, it may be difficult to effect service of process on our sole officer and director in the United States, and it may be difficult to enforce any judgment rendered against him. As a result, it may be difficult or impossible for an investor to bring an action against our sole officer and director, in the event that an investor believes that such investor's rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws of the United Kingdom, or any other country, may render that investor unable to enforce a judgment against the assets of our sole officer. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

Additionally, because of our assets are located outside of the United States, they will be outside of the jurisdiction of United States courts to administer, if we become subject of an insolvency or bankruptcy proceeding. As a result, if we declare bankruptcy or insolvency, our shareholders may not receive the distributions on liquidation that they would otherwise be entitled to if our assets were to be located within the United States under United States bankruptcy laws. We believe that if the prospective investors are located outside of the United States, that the protection afforded them by the United States bankruptcy code will be unavailable for them, or that it may not be enforceable where the primary assets are located.

Item 1B.                                                                Unresolved Staff Comments

Not applicable.

Item 2.                                                                   Properties

Office Space and Plants

Cloudweb currently operates from Office 12a Greenhill Street Stratford Upon Avon Warwickshire, United Kingdom. We believe that our facilities are generally adequate for our current needs, and that suitable additional office space will be available as needed in the foreseeable future.

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

On February 15, 2015, our Form S-1 Registration Statement for which we are offering 6,000,000 shares for sale to the public, went effective. We sold a total of 600,138 shares under such S-1 Registration Statement.

On December 18, 2015, we conducted a forward split of out outstanding shares of common stock at a ration of 100:1. As of March 25, 2016, there were 312,513,800 shares of our common stock outstanding and 33 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data

December 31, 2015
Income (loss) from continuing operations	$-
Income (loss) from discontinued operations	(148,391)
Earnings (Loss)	(148,391)
Total Assets	48,560
Liabilities	(172,811)
Stockholders’ Deficit	(124,251)

On January 28, 2016 the Company concluded a transaction which resulted in a change of business and the divestiture of our former operations.  (Ref Note 3 – Discontinued Operations in the financial statements herein commencing on page F-1) Financial data presented above reflects the impact of the discontinued operations as though it occurred as at December 31, 2015.

Item 7.                               Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of CLOUDWEB, INC. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2015.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2015 we had $48,560 cash on hand, and we had liabilities from discontinued operations of $172,811 as compared to cash of $4,135, deferred offering costs of $10,000, assets from discontinued operations of $3,694 and liabilities from discontinued operations of $53,703.  Subsequent to our fiscal year end the Company elected to discontinue its former operations, which were divested, and entered into a share exchange agreement to acquire a new business in the web hosting industry, concurrent with a change in control.

We anticipate we will need to secure additional funds in order to continue our business. We believe that we will be able to obtain loans from a current shareholder of the Company to meet shortfalls; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for fiscal year 2016). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have generated minimal revenues since inception, and such revenues have not been sufficient to meet our operational expenses.  Subsequent to our fiscal year end the Company elected to discontinue its former operations, which were divested, and entered into a share exchange agreement to acquire a new business in the web hosting industry, concurrent with a change in control.  As a result, as at the fiscal year ended December 31, 2015 and 2014 we reported losses from discontinued operations and net losses of $148,391 and $65,374 respectively.  Since inception we have recorded losses of $213,765.

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

Item 9A.                            Controls and Procedures

Disclosure Controls and Procedures.

    Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2015.

    Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this repor

Internal Control Over Financial Reporting.

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

Our management assessed our internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                            Other Information

None

PART III

Item 10.                            Directors, Executive Officers and Corporate Governance

Cloudweb, Inc.’s executive officers and directors and their respective age as of December 31, 2015 are as follows:

Directors:

Name of Director	Age
Zhi De Liao	41
Amy Chaffe *	39

Executive Officers as of December 31, 2015:

The following table lists our directors and provides their respective ages and titles as of December 31, 2015:

Name	Age	Title	Director Since
ZZhi De Liao	41	President, CEO, CFO, Director, Executive Officer	2016

A Amy Chaffe*	39	President, CEO, CFO, Director, Executive Officer	2014

*Resigned on January 28, 2016

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Amy Chaffe (39) – former Chief Executive Officer, Chief Financial Officer, President and Member of the Board of Directors

In 1998, Ms. Chaffe graduated from California Polytechnic University, with a degree in Kinesiology and Spanish Literature. With an entrepreneurial spirit, she has established multiple private companies. The first of her endeavors was The Yoga Centre, a company that provided group and private classes in yoga, and held annual yoga instructor certification program, as well as group nutritional and health seminars. Ms. Chaffe was founder, and President, of The Yoga Centre from 2002 until 2009. In 2014, she co-founded, and was President of Formigli Inc. Ms. Chaffe resigned as an officer and member of the Board on January 28, 2016.

Zhi De Liao   (41) - Chief Executive Officer, Chief Financial Officer, President and Member of the Board of Directors

 Mr. Liao received a Bachelor’s degree in Administrative Management in 1994, and a Master of Business Administration degree in 1997 from Guangxi Normal University. From Jan 2010 through Sept 2011, he served as a Production Manager for Beihai Kingsky Enterprise Co.Ltd, before moving to Shengde Guangxi Intergrated Project and Operations in October 2011 to manage production and logistics until Dec 2015. Currently
Mr. Liao is the CEO and owner of CloudWeb and manages Cloudweb full time in 2016.

Significant Employees

James Holland (45) - Chief Technology Officer of Data Cloud

Since June 2006, Mr. Holland has been the Director of Operations and Service Delivery for Web Hosting Solutions, which became a private limited company wholly owned by in Mr. Holland in 2012. Mr. Holland’s areas of responsibility include customer service, digital growth, business mentoring, costing for outsourcing of services and overall responsibility for IT operations for Web Hosting Solutions. Mr. Holland received a BTEC ONC in Business and Finance from Evesham College, Worcester in 1992, and a BTEC HND in Information Systems from Gloucestershire University Park IT campus in 1999.

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

Code of Ethics.  We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11.                            Executive Summary and Compensation

Executive Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation
Amy Chaffe, former Chief Executive Officer, Chief Financial Officer, President and Member of the Board of Directors	2015	120,000	-	-	-	-	-	-
	2014	35,000	-	-	-	-	-	-

*Ms. Chaffe accrued $5,000 per month from June 1, 2014 to December 31, 2014 for management fees all of which was unpaid at December 31, 2014.  In addition, during the fiscal year ended December 31, 2015, Ms. Chaffe invoiced the Company $10,000 per month for services rendered and $1,000 per month as rent for use of office space, all of which amount was unpaid at December 31, 2015. Ms. Chaffe waived all such amounts owed to her at the time that she sold all of her shares in the Company and resigned as an officer and director.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as March 31, 2016 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is Dept. Office 12a, Greenhill Street, Stratford Upon Avon, Warwickshire, United Kingdom CV376L.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Zhi De Liao	252,500,000	81%

*On January 28, 2016, Mr. Liao purchased 250,000,000 shares from our former sole executive officer and director, Ms. Chaffe, who immediately thereafter resigned.

Item 13.                            Certain Relationships and Related Transactions and Director Independence

During Fiscal Years 2015 and 2014, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 6 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Item 14.                             Principal Accountant Fees and Services

During the years ended December 31, 2015 and 2014, the Company incurred auditing expenses of approximately $4,860 and $8,100, which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

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

FINANCIAL STATEMENTS INDEX

SIGNATURES

CLOUDWEB, INC.
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 14, 2016	By:	/s/ Zhi De Liao
Name:Zhi De Liao
Title: President, Chief Exeutive Officer, Chief Financial Officer, Directro

EXHIBIT INDEX

SEC Ref. No.	Title of Document	Previously Filed	Filed Herewith

3.1	Articles of Amendment to its Articles of Incorporation with the Florida Department of State on December 3, 2015	*

3.2	Amended Bylaws of Registrant on January 28, 2016.	*

10.1	Share Exchange Agreement, between Cloudweb, Inc., a Florida corporation, and Zhi De Liao, dated January 28, 2016.	*

10.2
Share Purchase Agreement dated October 23, 2015, by and between Cloudweb Inc., a Nevada corporation (now known as Data Cloud Inc.”), James Holland, an individual residing in the United Kingdom, and Web Hosting Solutions Ltd. A United Kingdom company.
*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

101.INS	XBRL Instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)
(1)To be filed by amendment.

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cloudweb, Inc.:

We have audited the accompanying balance sheets of Cloudweb, Inc. (formerly Formigli, Inc.)(“the Company”) as of December 31, 2015 and 2014 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period May 25, 2014 (inception) through December 31, 2014 and the year ended December 31, 2015. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Cloudweb, Inc., as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the period May 25, 2014 (inception) through December 31, 2014 and the year ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
April 14, 2016

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$48,560	$4,135
Deferred offering costs	-	10,000
Assets from discontinued operation	-	3,694
Total current assets	48,560	17,829

TOTAL ASSETS	$48,560	$17,829

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Liabilities from discontinued operation	172,811	53,703
Total current liabilities	172,811	53,703

Total liabilities	172,811	53,703
COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit)
Common stock (no par value: shares authorized 500,000,000; 310,013,800 and 1,000,000,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively*	-	-
Additional Paid-in capital	89,514	29,500
Accumulated deficit	(213,765)	(65,374)
Total stockholders' equity (deficit)	(124,251)	(35,874)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$48,560	$17,829

The accompanying notes are an integral part of these Financial Statements.

*As a result of the retroactive impact of the forward split and change to authorized share capital, the shares issued and outstanding for the comparative fiscal year ended December 31, 2014 exceed currently authorized share capital.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014
Sales	$-	$-

Selling, general and administrative expenses	-	-

Income (loss) from continuing operations	-	-

Income (loss) from discontinued operations	(148,391)	(65,374)

Net (loss)	(148,391)	(65,374)

Net (loss) per common shares (basic and diluted)	(0.00)	(0.00)

Weighted average shares outstanding
Basic and diluted*	900,920,138	1,000,000,000

The accompanying notes are an integral part of these Financial Statements.

*As a result of the retroactive impact of the forward split and change to authorized share capital, the shares issued and outstanding for the comparative fiscal year ended December 31, 2014 and the weighted average issued shares prior to share cancelation in December 2015 exceed currently authorized share capital.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Equity (Deficit)
Balance, May 25, 2014	-	$-	$-	$-	$-
Issuance of common stock for cash	1,000,000,000	-	29,500	-	29,500
Net loss for the period	-	-	-	(65,374)	(65,374)
Balance, December 31, 2014*	1,000,000,000	-	29,500	(65,374)	(35,874)
Shares returned to treasury	(750,000,000)	-	-	-	-
Issuance of common stock for cash	60,013,800	-	60,014	-	60,014
Net loss for the period				(148,391)	(148,391)
Balance, December 31, 2015	310,013,800	$-	$89,514	$(213,765)	$(124,251)

The accompanying notes are an integral part of these Financial Statements.

*As a result of the retroactive impact of the forward split and change to authorized share capital, the shares issued and outstanding for the comparative fiscal year ended December 31, 2014 exceed currently authorized share capital.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
STATEMENT OF CASH FLOWS

	Year Ended December 31, 2015	Year Ended December 31, 2014

Cash Flows From Operating Activities
Net loss	$(148,391)	$(65,374)
Net loss from discontinued operations	148,391	65,374
Net cash provided (used) by continuing operation	-	-
Net cash provided (used) by discontinued operation	(15,589)	(865)
Net cash provided used by operating activities	(15,589)	(865)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	60,014	5,000
Net cash provided from financing activities	60,014	5,000

Increase (decrease) in cash and cash equivalents	44,425	4,135
Cash and cash equivalents at beginning of period	4,135	-
Cash and cash equivalents at end of period	$48,560	$4,135

The accompanying notes are an integral part of these Financial Statements.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity: Cloudweb, Inc, (Formerly, Formigli Inc.) (the "Company", or “Cloudweb”) is a Florida corporation incorporated on May 25, 2014. On December 3, 2015, the Company changed its name to Cloudweb, Inc.

We have previously been engaged in in the global exclusive distribution of Formigli Bicycles. Amy Chaffe, who is currently our sole officer and director, founded our Company and to date has provided working capital for operations and managed our day to day business operations.

On December 3, 2015 the Company increased its authorized share capital from 100,000,000 shares to 500,000,000 shares, no par value, and completed a 100 for 1 forward split for all issued and outstanding shares.  All share and per share values have been retroactively impacted to reflect the forward split.

On January 28, 2016, Cloudweb concluded  a Share Exchange Agreement entered into with Liao Zhi De, whereby Cloudweb issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”).  Data Cloud owns 100% of the issued and outstanding equity interests of
Web Hosting Solutions Ltd., a United Kingdom company (“WHS”) , which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012.  In connection with the Share Exchange Agreement, Cloudweb elected to enter into the web hosting industry and discontinue its former business operations.

As a result of the Share Exchange Agreement, Liao Zhi De became the Company’s sole executive officer and sole member of the Board of Directors.  Concurrently, Mr. Liao, through his controlled entity, Letterston Investments Ltd., acquired 250,000,000 shares of common stock from our former sole officer and director Ms. Amy Chaffe.  As a result, Mr. Liao controls approximately 81% of the Company’s issued and outstanding shares of common stock.

On February 1, 2016, our former officer and director Amy Chaffe entered into a Waiver, Release and Indemnity agreement with the Company where under she agreed to forgive certain debt in the amount of $167,000 due and payable at January 31, 2016 in exchange for $39,229 and the return of all assets related to the Formigli bicycles, and the sales operations thereunder.  As a result of this divestiture, the Company reflects the operations of Formigli Bicycle as discontinued operations as at the fiscal year ended December 31, 2015.
To date, our activities have been limited to formation, the raising of equity capital, the development of a business plan and limited operating activities. We filed a Form S-1 with the U.S. Securities and Exchange Commission and have recently obtained a listing on the OTC Bulletin Board.  We intend to continue operations in the web hosting industry.

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

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(cont’d)

Revenue recognition and related allowances: Revenue from the sale of goods is recognized when the risks and rewards of ownership have been transferred to the customer, which is usually when title passes. Revenue is measured at the fair value of the consideration received, net of trade discounts and sales taxes.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at December 31, 2015 and 2014 is Nil.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred and were $1,075 during the fiscal ended December 31, 2015.

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

New Accounting Pronouncements:

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." Under this guidance, deferred tax liabilities and assets are required to be classified as noncurrent in a classified statement of financial position. Prior to this guidance, the deferred taxes for each jurisdiction (or tax-paying component of a jurisdiction) would be presented as a net current asset or liability and net non-current asset or liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with earlier application permitted. This amendment will not have a material impact on our financial statements.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(cont’d)

New Accounting Pronouncements: (continued)

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

Reclassification

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

3. DISCONTINUED OPERATION

On January 28, 2016, Cloudweb concluded a Share Exchange Agreement entered into with Liao Zhi De, whereby Cloudweb issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”).  Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012.  In connection with the Share Exchange Agreement, Cloudweb elected to enter into the web hosting industry.

As a result of the Share Exchange Agreement, Liao Zhi De became the sole executive officer and sole member of the Board of Directors of Cloudweb.  Mr. Liao also controls Letterston Investments Ltd., which acquired 250,000,000 shares of common stock of Cloudweb on January 28, 2016.  Therefore, Mr. Liao controls approximately 81% of Cloudweb’s issued and outstanding shares of common stock.

The business combination as a result of the Share Exchange Agreement is deemed to be a reverse acquisition pursuant to SEC guidance, ASC 805-40-25-1, which provides that the merger of a private operating company into a public corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public entity continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the public corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS

3.	DISCONTINUED OPERATION (cont’d)

Accordingly, Cloudweb (the legal acquirer) is considered the accounting acquiree and Data Cloud (the legal acquire) is considered the accounting acquirer. The consolidated financial statements of the combined entity will in substance be those of Data Cloud, with assets and liabilities, and revenues and expenses, of Cloudweb being included effective from the date of completion of the Share Exchange Transaction. Cloudweb is deemed to be a continuation of the business of Data Cloud. The outstanding stock of Cloudweb prior to the Share Exchange Transaction will be accounted for at its net book value and no goodwill will be recognized.

Upon the closing, the Company changed its business from the global exclusive distribution of Formigli Bicycles to enter into the web hosting industry.  On February 1, 2016, our former officer and director Amy Chaffe entered into a Waiver, Release and Indemnity agreement with the Company where under she agreed to forgive certain debt in the amount of $167,000 due and payable at January 31, 2016 in exchange for $39,229 and the return of all assets related to the Formigli bicycles, and the sales operations thereunder.  As a result of this divestiture, the Company reflects the operations of Formigli Bicycle as discontinued operations as at the fiscal year ended December 31, 2015.

Assets and Liabilities from discontinued operations are as follows:

	December 31, 2015	December 31, 2014
ASSETS
Current assets
Accounts receivable	-	3,694
Total current assets	-	3,694

LIABILITIES

Current liabilities
Accounts payable	$4,926	$14,806
Accounts payable, related party	167,885	35,000
Customer deposits	-	3,897
Total current liabilities	172,811	53,703

Total liabilities	172,811	53,703

The results of the discontinued operations are as follows:

	Year ended December 31,
	2015	2014
Net sales	$73,383	$61,426
Cost of goods sold	39,038	46,452
Gross profit	34,345	14,974

Selling, general and administrative expenses	(172,736)	(80,348)
Financing expenses	(10,000)	-

Income (loss) from discontinued operations	(148,391)	(65,374)

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS

3.	DISCONTINUED OPERATION (cont’d)

Cash flow from discontinued operations are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash Flows From Discontinued Activities
Net loss from discontinued operations	$(148,391)	$(65,374)
Adjustments to reconcile net income to net cash provided from operating activities:
Stock issued for services provided	-	24,500
Changes in operating assets and liabilities:
Deferred offering costs	10,000	(10,000)
Accounts payable	(9,880)	14,806
Accounts payable – related party	132,885	35,000
Accounts receivable	3,694	(3,694)
Customer deposits	(3,897)	3,897
Net cash provided used by discontinued activities	(15,589)	(865)

Exclusive Global Distribution Agreement under discontinued operation

On June 1, 2014, the Company (hereinafter referred to as “Distributor”) entered into a global exclusive distribution agreement (“Agreement”) with Formigli, the producer of bicycle frame sets from Italy (“Products”), having business address at Emidio Spinucci 16/a, Firenz, Italia 50141 (hereinafter referred to as “Manufacturer”). The Company is not related to Formigli manufacturing and is in no way affiliated with Cloudweb beyond the terms of the Agreement.

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

The term of this agreement shall be for a period of five years commencing on June 1, 2014 and terminating on June 1, 2019 and shall thereafter continue in effect unless either party shall notify the other of its intention to terminate the agreement by giving at least 12 months written notice prior to any specified termination date.  This agreement was assigned to our former officer and director, Ms. Amy Chaffe, as part of the change in business effected in the first quarter of fiscal 2016.

4. COMMON STOCK

On December 3, 2015 the Company increased its authorized share capital from 100,000,000 shares to 500,000,000 shares, no par value, and completed a 100 for 1 forward split for all issued and outstanding shares.  All share and per share values have been retroactively impacted to reflect the forward split.  As a result, certain share values reported prior to the December 3, 2015 cancelation of 750,000,000 common shares, exceed currently authorized share capital.

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

At inception, the Company issued 1,000,000,000 shares of common stock at $0.000295 per share for cash of $5,000 and services valued at $24,500, totaling $29,500.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS
4. COMMON STOCK (cont’d)

As at March 30, 2015, the Company had received proceeds totaling $60,014 from various parties subscribing for a total of 60,013,800 shares at $0.001 per share under our Form S-1 registration statement.

On December 3, 2015, Amy Chaffe, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of the Company’s Board of Directors, executed an agreement whereby an aggregate of 750,000,000 shares of Company common stock owned by her would be cancelled without any remuneration, leaving Ms. Chaffe with 250,000,000 shares of Company common stock after such cancellation.

As at December 31, 2015 we had a total of 310,013,800  shares issued and outstanding.

5. OFFERING EXPENSES

The Company filed a Form S-1 Registration Statement to offer to the public up to 600,000,000 common shares at ten cents ($0.001) per share. The $10,000 in costs relating to such Registration Statement have been charged to expense as the offering was closed without being fully subscribed.

6. RELATED PARTY TRANSACTIONS

Commencing June 1, 2014, the Company began accruing $5,000 per month as  management fees and $1,000 per month as rent expenses in respect of facilities provided by Ms. Amy Chaffe. On January 1, 2015, the Company appointed Ms. Chaffe, President, Chief Executive Officer and Chief Financial Officer.  Concurrently the monthly management fee for Ms. Chaffe was increased to $10,000 per month. At December 31, 2015 $167,000 (December 31, 2014 - $35,000) is reflected as accounts payable – related party, as a part of discontinued operations. (Ref Note 3)

On January 1, 2015, the Company appointed Renzo Formigli to the Board of Directors. On March 30, 2014 Renzo Formigli, subscribed for a total of 400,000 shares under the Company’s S-1 Registration Statement for total proceeds of $400.

7. OTHER EVENTS

On December 3, 2015, Mr. Renzo Formigli elected to resign as a member of the Board of Directors of Cloudweb. (the “Company”). Mr. Formigli’s resignation from the Board was not the result of any disagreement between Mr. Formigli and the Company. A copy of Mr. Formigli’s letter of resignation is attached to this Form 8-K as Exhibit 17.1.

 On December 3, 2015, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by (i) changing its name to “Cloudweb, Inc.”, (ii) increasing the Company’s authorized number of shares of common stock from 100 million to 500 million, and (iii) increasing the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 100 shares for every one (1) share currently issued and outstanding (the “Forward Split”).

On December 3, 2015, the Company filed an Issuer Company-Related Action Notification Form with FINRA requesting that the name change be effected in the market. The Company also requested that its ticker symbol be changed to “CLOW”.

On December 3, 2015, Amy Chaffe, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of the Company’s Board of Directors, executed an agreement whereby an aggregate of 750,000,000 shares of Company common stock owned by her would be cancelled without any remuneration, leaving Ms. Chaffe owning 250,000,000 shares of Company common stock after such cancellation.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS

8. INCOME TAXES

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

Operating loss carry-forwards generated during the period from May 25, 2014 (date of inception) through December 31, 2015 of approximately $213,765, will begin to expire in 2034.   The Company applies a statutory income tax rate of 34%. Accordingly, deferred tax assets related to net operating loss carry-forwards total approximately $72,680 at December 31, 2015. For fiscal year ended December 31, 2015, the valuation allowance increased by approximately $50,480.

The Company had deferred income tax assets as of December 31, 2015 and 2014 as follows:

	December 31, 2015	December 31, 2014
Loss carryforwards	$72,680	$22,200
Less - valuation allowance	(72,680)	(22,200)
Total net deferred tax assets	$-	$-

The Company has no tax positions at December 31, 2015 or December 31, 2014, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company had no accruals for interest and penalties since inception.

The tax returns for the period from inception to December 31, 2015 are subject to examination by the Internal Revenue Service.

9. SUBSEQUENT EVENTS

On January 28, 2016, Cloudweb concluded a Share Exchange Agreement entered into with Liao Zhi De, whereby Cloudweb issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”).  Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012.  In connection with the Share Exchange Agreement, Cloudweb elected to enter into the web hosting industry.

As a result of the Share Exchange Agreement, Liao Zhi De became the sole executive officer and sole member of the Board of Directors of Cloudweb.  Mr. Liao also controls Letterston Investments Ltd., which acquired 250,000,000 shares of common stock of Cloudweb on January 28, 2016.  Therefore, Mr. Liao controls approximately 81% of Cloudweb’s issued and outstanding shares of common stock.

Table of Contents, Audited Financial Statements

CLOUDWEB, INC.
(Formerly: FORMIGLI INC.)
NOTES TO FINANCIAL STATEMENTS
9. SUBSEQUENT EVENTS (cont'd)

The business combination as a result of the Share Exchange Agreement is deemed to be a reverse acquisition pursuant to SEC guidance, ASC 805-40-25-1, which provides that the merger of a private operating company into a public corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public entity continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the public corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded.

Accordingly, Cloudweb (the legal acquirer) is considered the accounting acquiree and Data Cloud (the legal acquire) is considered the accounting acquirer. The consolidated financial statements of the combined entity will in substance be those of Data Cloud, with assets and liabilities, and revenues and expenses, of Cloudweb being included effective from the date of completion of the Share Exchange Transaction. Cloudweb is deemed to be a continuation of the business of Data Cloud. The outstanding stock of Cloudweb prior to the Share Exchange Transaction will be accounted for at its net book value and no goodwill will be recognized.

Upon the closing, the Company changed its business from the global exclusive distribution of Formigli Bicycles to enter into the web hosting industry.  On February 1, 2016, our former officer and director Amy Chaffe entered into a Waiver, Release and Indemnity agreement with the Company where under she agreed to forgive certain debt in the amount of $167,000 due and payable at January 31, 2016 in exchange for $39,229 and the return of all assets related to the Formigli bicycles, and the sales operations thereunder.

On March 22, 2016 the Company issued One Million Five Hundred Sixty Two Thousand Five Hundred Sixty Nine (1,562,569) shares to James Holland as compensation for his service on the Board.

On April 8, 2016 the Company submitted the following audited and proforma financial statements with respect to the Acquiree on Form 8-K/A with the Securities and Exchange Commission:

-	The audited financial statements of Web Hosting Solutions Limited as of March 31, 2015 and 2014
-	The unaudited financial statements of Web Hosting Solutions Limited as of September 30, 2015 and 2014
-
The unaudited Pro Forma Consolidated Balance Sheet of Cloudweb as of September 30, 2015 and the unaudited Consolidated Statement of Operations of Cloudweb for the period ended September 30, 2015 that give effect to the acquisition of Data Cloud.

Table of Contents, Audited Financial Statements