Form 10-Q
period 2016-03-31
CLOUDWEB, INC.
filed 2016-06-16
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-199193
Commission File Number

Cloudweb, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dept. Office 12A Greenhill St., Stratford Upon Avon Warwickshire CV376LF UK	93401
(Address of principal executive offices)	(Zip Code)

+ 44 20 8050 2379
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

314,076,369 common shares outstanding as of May 10, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CLOUDWEB, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015	F-2
Unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015	F-3
Unaudited Consolidated Statement of Stockholders' Equity (Deficiency)	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 to F-12

CLOUDWEB, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$21,044	$5,599
Total current assets	21,044	5,599

Equipment, net	315	394
Goodwill (Note 1)	89,496	89,496

TOTAL ASSETS	$110,855	$95,489

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	19,824	5,770
Due to related parties	110,068	86,764
Due to third party	32,700	10,000
Total current liabilities	162,592	102,534

Total liabilities	162,592	102,534

Stockholders' equity (deficit)
Common stock, no par value: shares authorized 500,000,000; 314,076,369 and 2,500,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	-	-
Additional Paid-in capital	112,127	16,810
Shareholder receivable	(25,886)	(25,559)
Accumulated deficit	(136,315)	2,940
Accumulated other comprehensive income	(1,663)	(1,236)
Total stockholders' equity (deficit)	(51,737)	(7,045)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$110,855	$95,489

The accompanying notes are an integral part of these Financial Statements.

CLOUDWEB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

REVENUES	$8,915	$12,022
COST OF GOODS SOLD	4,586	(119)
GROSS PROFIT	4,329	12,141

OPERATING EXPENSES
Depreciation	78	314
General and administrative expenses	2,526	1,942
Professional fees	128,495	-
Salaries and Payroll	12,485	(8,994)
Total Operating Expenses	143,584	(6,738)

INCOME (LOSS) FROM OPERATIONS	(139,255)	18,879

INCOME (LOSS) BEFORE INCOME TAXES	(139,255)	18,879
Provision for income taxes	-	(3,182)
Net Income (Loss)	(139,255)	15,697

OTHER COMPREHENSIVE LOSS (GAIN)
Foreign Currency Translation Adjustments	(1,013)	1,712

TOTAL COMPREHENSIVE INCOME (LOSS)	$(140,268)	$17,409

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.00)	$0.00

BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING	217,279,478	2,500,000

The accompanying notes are an integral part of these Financial Statements.

CLOUDWEB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Stockholder Receivable	Retained Earnings (Deficit)	Total Stock holders’ Deficiency
Balance – December 31, 2015	2,500,000	-	$16,810	$(1,236)	$(25,559)	$2,941	$(7,044)
Recapitalization: shares issued as part of reverse merger (ref Note 1)	310,013,800	-	-	-	-	-	-
Stock-based compensation	1,562,569	-	95,317	-	-	-	95,317
Shareholder drawings	-	-	-	-	(327)		(327)
Net income	-	-	-	-		(139,255)	(139,255)
Foreign currency translation adjustments	-	-	-	(426)	-	-	(426)
Balance – March 31, 2016	314,076,369	-	$112,127	$(1,662)	$(25,886)	$(136,314)	$(51,735)

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
TOTAL NET INCOME	$(139,255)	$15,697
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	78	314
Stock-based compensation	95,317	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	14,054	2,294
Net cash provided by operating activities	(29,806)	18,305

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder	(327)	(20,010)
Net cash used in investing activities	(327)	(20,010)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	23,304	111
Due to a third party	22,700	-
Net cash provided by financing activities	46,004	111

Effects on changes in foreign exchange rate	(426)	(978)

Net increase (decrease) in cash and cash equivalents	15,445	(2,572)
Cash and cash equivalents - beginning of period	5,599	12,926
Cash and cash equivalents - end of period	$21,044	$10,354

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$(816)

Non-cash Financing and Investing Activities
Common stock issued for services	$95,317	$-

The accompanying notes are an integral part of these Financial Statements.

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

Cloudweb, Inc. (the "Company", or “Cloudweb”) is a Florida corporation incorporated on May 25, 2014 as Formigli Inc. On December 3, 2015, the Company changed its name to Cloudweb, Inc.

We were previously engaged in in the global exclusive distribution of Formigli Bicycles.

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

As a result of the Share Exchange Agreement, Zhi De Liao became the Company’s sole executive officer and sole member of the Board of Directors.  Concurrently, Mr. Liao, through his controlled entity, Letterston Investments Ltd., acquired 250,000,000 shares of common stock from our former sole officer and director Ms. Amy Chaffe.  As a result, on the transaction date, Mr. Liao effectively controlled approximately 81% of the Company’s issued and outstanding shares of common stock.

On February 1, 2016, our former officer and director Amy Chaffe entered into a Waiver, Release and Indemnity agreement with the Company where under she agreed to forgive certain debt in the amount of $167,000 due and payable at January 31, 2016 in exchange for $39,229 and the return of all assets related to the Formigli bicycles, and the sales operations thereunder.  As a result of this divestiture, the Company reflected the operations of Formigli Bicycle as discontinued operations as at the fiscal year ended December 31, 2015.  In the current financial statement presentation, operations of the parent company, Cloudweb, have all been allocated to retained earnings and additional paid in capital as at the transaction date.

The business combination as a result of the Share Exchange Agreement described above is deemed to be a reverse acquisition pursuant to SEC guidance, ASC 805-40-25-1, which provides that the merger of a private operating company into a public corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public entity continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the public corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded. Goodwill reflected on the balance sheets as at March 31, 2016 and December 31, 2015 is goodwill carried on the books of the consolidated subsidiary, Data Cloud Inc.

Accordingly, Cloudweb (the legal acquirer) is considered the accounting acquiree and Data Cloud (the legal acquire) is considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance those of Data Cloud, with assets and liabilities, and revenues and expenses, of Cloudweb being included effective from the date of completion of the Share Exchange Transaction, as Cloudweb is deemed to be a continuation of the business of Data Cloud. The outstanding stock of Cloudweb prior to the Share Exchange Transaction has been accounted for at its net book value and no goodwill has been recognized. All outstanding shares of Cloudweb at the transaction date have been restated to reflect the effect of the business combination.  As a result of the aforementioned transactions a total of 310,013,800 shares of Cloudbweb common stock issued and outstanding at December 31, 2015 are reflected as part of the recapitalization transactions impacted January 28, 2016 in our Statements of Stockholder’s Equity (Deficit).  The shares issued as part of the Share Exchange Transaction are the reported opening equity balance.  (Ref: Note 4 below)

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation (cont’d)

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

Note 2 – Going Concern

For the three months ended March 31, 2016, the Company used net cash in operations of $29,806. In addition, the Company had a working capital deficit as of March 31, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 3 – Summary of Significant Accounting Policies

Fiscal year end: The Company has selected December 31 as its fiscal year end.

Principals of Consolidation: The consolidated financial statements include the accounts of Cloudweb, Inc. and its wholly-owned subsidiary, Data Cloud Inc,. including its wholly-owned subsidiary Web Hosting Solutions Ltd. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement: The Company's subsidiary Web Hosting Solutions Ltd functional currency is British Pound and reporting currency is the U.S. dollar. All transactions initiated in British Pounds are translated into U.S. dollars in accordance with ASC 830-30, "Translation of Financial Statements," as follows:

i)	Assets and liabilities at the rate of exchange in effect at the balance sheet date.

ii)	Equity at historical rates.

iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are included in accumulated other comprehensive income in shareholders’ equity.

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (cont’d)

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at March 31, 2016 and March 31, 2015 is Nil.

Property, Plant and Equipment: Property, plant and equipment are carried at cost less accumulated depreciation. Cost includes all direct costs necessary to acquire and prepare assets for use, including internal labor and overhead in some cases. Depreciation of property, plant and equipment is provided on the straight-line method over estimated useful lives. The costs of repairs and maintenance are expensed when incurred, while expenditures for refurbishments and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. When assets are retired or sold, the asset cost and related accumulated depreciation are eliminated with any remaining gain or loss recognized in net earnings.

Depreciation has been provided at the following rates in order to write off the assets over their estimated useful lives.

Computer Equipment                                                       4 year - straight line

Long-lived Assets: Long-lived assets such as property, plant and equipment and are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Goodwill and Other Intangible Assets Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Goodwill and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The fair value as of the testing date is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company determined to test its recorded goodwill for impairment as at March 31, 2016 using expected future discounted cash flows.  There was no impairment loss recorded as at March 31, 2016.

Revenue Recognition: The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."

The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Revenue related to consulting services is fully recognized when the above criteria are met.

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (cont’d)

Share-based Expenses: ASC 718 "Compensation – Stock Compensation" prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, "Equity – Based Payments to Non-Employees."  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were $95,317 share-based expenses for the period ended March 31, 2016 and $nil for the period ended March 31, 2015.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates

Deferred Income Taxes and Valuation Allowance: The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at March 31, 2016 and 2015.

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

New Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019 and is currently evaluating the impact to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 3 – Summary of Significant Accounting Policies (cont’d)

New Accounting Pronouncements (cont’d):

and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016, and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements.

Note 4– Business Combination

On January 28, 2016, Cloudweb concluded a Share Exchange Agreement entered into with Zhi De Liao, whereby Cloudweb issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”).  Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,688 (GBP 47,000) on November 25, 2015.

WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012.  In connection with the Share Exchange Agreement, Cloudweb elected to enter into the web hosting industry

As a result of the Share Exchange Agreement, Zhi De Liao became the sole executive officer and sole member of the Board of Directors of Cloudweb.  Mr. Liao also controls Letterston Investments Ltd., which acquired 250,000,000 shares of common stock of Cloudweb on January 28, 2016.  Therefore, Mr. Liao controls approximately 81% of Cloudweb’s issued and outstanding shares of common stock.

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

Accordingly, Cloudweb (the legal acquirer) is considered the accounting acquiree and Data Cloud (the legal acquire) is considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance those of Data Cloud, with assets and liabilities, and revenues and expenses, of Cloudweb being included effective from the date of completion of the Share Exchange Transaction, as Cloudweb is deemed to be a continuation of the business of Data Cloud. The outstanding stock of Cloudweb prior to the Share Exchange Transaction has been accounted for at its net book value and no goodwill has been recognized.

Upon the closing, the Company changed its business from the global exclusive distribution of Formigli Bicycles to enter into the web hosting industry.  On February 1, 2016, our former officer and director Amy Chaffe entered into a Waiver, Release and Indemnity agreement with the Company where under she agreed to forgive certain debt in the amount of $167,000 due and payable at January 31, 2016 in exchange for $39,229 and the return of all assets related to the Formigli bicycles, and the sales operations thereunder.  All operations were noted as discontinued effective December 31, 2015.

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Business Combination (cont’d)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed relative to the Parent company operations, at the business combination transaction date, January 28, 2016.  As a result of the divestiture of the Company’s prior assets and settlement of all exiting liabilities as at the transaction date, the table reflects net assets of $Nil:

Total identifiable assets	$-
Total identifiable liabilities	$-

Net identifiable assets	$-

Note 5 – Common Stock

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value. Transactions described herein reflect the impact of the reverse acquisition and recapitalization completed on January 28, 2016.

Common Shares

On March 22, 2016 the Company issued One Million Five Hundred Sixty-Two Thousand Five Hundred Sixty-Nine (1,562,569) shares to James Holland as compensation for his service on the Board. The Company recorded $95,317 as stock-based compensation in respect of the shares issued based on the fair market value of the shares on the date of issuance.

As at March 31, 2016 and December 31, 2015 we had a total of 314,076,369 and 2,500,000 shares issued and outstanding.

Note 6 – Related Party Transactions

The Company had amounts owing to an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors of $97,155 and $73,461 as of March 31, 2016 and December 31, 2015. The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing to an entity owned by a director of the Company of $12,913 (GBP £8,988) and $13,303 (GBP £8,988) as of March 31, 2016 and December 31, 2015 respectively.   The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing from a director of the Company of $25,886 and $25,559 as of March 31, 2016 and December 31, 2015, respectively.  The amounts are non-interest bearing and have no terms of repayment.

Pursuant to an agreement between the Company’s subsidiary, Data Cloud and Mr. James Holland, our Chief Technology Officer, dated November 25, 2015, Data Cloud, agreed to (a) appoint Mr. Holland to its Board of Directors, (b) employ Mr. Holland on terms described below, and (c) agreed to invest a minimum of USD $10,000 per month in debt or equity into WHS for three (3) consecutive months following the closing of the transaction.

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 – Related Party Transactions (cont’d)

Data Cloud employs Mr. Holland to continue management and operations of WHS during the period of his employment.  The compensation during the term of his employment with Data Cloud will consist of (i) a fixed salary of GBP1,750 per month, (ii) fifteen percent (15%) of all profits generated by WHS during the period of Mr. Holland’s employment with Data Cloud, (iii) and reimbursement of an automobile lease.  For purposes of the above calculation, “profits” means revenue minus expenses.  Mr. Holland’s employment with Data Cloud can be terminated by him or Data Cloud, for any or no reason, upon ninety (90) days advance notice after the first six (6) months of his employment (during the first six (6) months neither party may terminate).  Upon termination, Data Cloud shall have no further obligation to pay any compensation to Mr. Holland.

On February 1, 2016, the fixed salary for Mr. Holland was agreed to be increased to GBP38,000 per annum (GBP3,167 per month) with immediate effect.

During the three months ended March 31, 2016, the Company paid Mr. Holland a salary of $12,485 (2015- $8,994).  A total of GBP1,402 was invoiced to the Company subsequent to March 31, 2016 in respect of the 15% revenue sharing provision described above for the period October 23, 2015 through March 31, 2016, all of which amount remains unpaid.

8. INCOME TAXES

The Company provides for income taxes under ASC 740, "Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. It also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the US. The Company’s income tax rate was 34% for 2016 and 2015.

The provision for income taxes in US consists of the following:

	Three months ended March 31,
	2016	2015
Current operations	$43,550	$-
Timing differences, Stock based compensation	(32,408)	-
Less, Change in valuation allowance	(11,142)	-
Net refundable amount	$-	$-

The Company is subject to taxation in the Great Britain. The Company’s income tax rate was 20% for 2016 and 2015.

The provision for income taxes in Great Britain consists of the following:

	Three months ended March 31,
	2016	2015
Current operations	$2,234	$(3,139)
Less, Change in valuation allowance	(2,234)	3,139
Net refundable amount	$-	$-

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

9. SUBSEQUENT EVENTS

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

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Cloudweb, Inc., unless otherwise indicated.

Overview

CLOUDWEB, INC. (“Cloudweb” or the “Company”), formerly known as Formigli, Inc., was incorporated in the State of Florida on May 25, 2014. The Company provides website hosting and cloud computing services. Zhi De Liao is the Company’s Chief Executive Officer. Our headquarters are located at Dept. Office 12a, Greenhill Street, Stratford Upon Avon, Warwickshire, United Kingdom CV376L.

Recent Developments

Cloudweb was a company in the development stages that planned to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. Amy Chaffe, who was the President, Chief Executive Officer, Chief Financial Officer, founded the Company.

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

 The Company then filed an Issuer Company-Related Action Notification Form with FINRA requesting that the name change be effected in the market. It also requested that its ticker symbol be changed to “CLOW”.

Amy Chaffe, who at that time was the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of the Company’s Board of Directors, executed an agreement whereby an aggregate of 7,500,000 shares of Company common stock owned by her would be cancelled without any remuneration, leaving Ms. Chaffe owning 2,500,000 shares of Company common stock after such cancellation and prior to the Forward Split.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2016 and audited financial statements for the year ended December 31, 2015, along with the accompanying notes.

At the end of March 31, 2016 we had cash on hand totaling $21,044 (December 31, 2015 - $5,599), total assets of $89,496 (December 31, 2015 -–89,496) and liabilities of $162,592 (December 31, 2015 - $102,534).

During the pertiod ended March 31, 2016, the Company elected to discontinue its former operations, which were divested, and entered into a share exchange agreement to acquire a new business in the web hosting industry, concurrent with a change in control.

We anticipate we will need to secure additional funds in order to continue our business. We believe that we will be able to obtain loans from a current shareholder of the Company to meet shortfalls; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for the next twelve (12) months. Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

We generated gross profit during the three months ended March 31, 2016 of $4,329 as compared to $12,141 in the three months ended March 31, 2015.  The decline in revenues is a result of the expiry of certain contracts during the period which were not renewed. Costs of goods sold during the three months ended March 31 2016 was $4,586 as opposed to $(119) in the three months ended March 31, 2015.  The increase to costs of sales was a result of subcontractor services in the period.  Prior year comparative figures reflect year-end adjustments to the annual costs of goods sold for Web Hosting Solutions in order to reallocate certain previously recorded costs to operating expense.  Additionally, we continue to incur administrative costs related to filing requirements as a public issuer and ongoing operations as well as operating costs related to our core business. Such operating expenses totaled $143,584 (2016) as compared to $(6,738) in the three months ended March 31, 2015.  Operating expenses during the three months ended March 31, 2016 include professional fees of $128,495 consisting of legal, audit and accounting fees with respect to the requirements for public reporting and transactional costs related to the share exchange agreement, salaries of $12,585 and general and administrative expenses of $2,526. During the three months ended March 31, 2015, a gain to salaries and payroll of $8,994 reflects the reallocation of certain amounts previously reported as salaries but reallocated to dividends as at March 31, 2015.  General and administrative expenses totaled $1,912 in the three months ended March 31, 2015.   The Company recorded net losses of $139,255 as at March 31, 2016 as compared to net income of $15,697 (net of a provision for income taxes of $3,182) in the three months ended March 31, 2015.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016–02”) which replaces the existing guidance in ASC 840, Leases. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations.  The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and requires retrospective application. The Company will adopt ASU 2016-02 in fiscal 2019 and is currently evaluating the impact to its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016, and the Company is currently evaluating the impact that ASU 2016-09 will have on its consolidated financial statements.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

ITEM 6.EXHIBITS

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

CLOUDWEB, INC.

Date:	June 15, 2016	By:	/s/ Zhi De Liao
		Name:	Zhi De Liao
		Title:	President, Chief Executive Officer, Chief Financial Officer