Form 10-K/A
period 2015-12-31
CLOUDWEB, INC.
filed 2016-08-22
CIK 1619227

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

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and III: Portions of Registrant’s Form 8-K filed on January 28, 2016.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) of Cloudweb, Inc. for the fiscal year ended December 31, 2015 is being submitted solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-K (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-K filed as of April 14, 2016.

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

FINANCIAL STATEMENTS INDEX

SIGNATURES

CLOUDWEB, INC.
(Name of Registrant as Specified in Charter)
Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 22, 2016	By:	/s/ Zhi De Liao
Name:Zhi De Liao
Title: President, Chief Exeutive Officer, Chief Financial Officer, Directro

EXHIBIT INDEX

SEC Ref. No.	Title of Document	Previously Filed	Filed Herewith

3.1	Articles of Amendment to its Articles of Incorporation with the Florida Department of State on December 3, 2015	*

3.2	Amended Bylaws of Registrant on January 28, 2016.	*

10.1	Share Exchange Agreement, between Cloudweb, Inc., a Florida corporation, and Zhi De Liao, dated January 28, 2016.	*

10.2
Share Purchase Agreement dated October 23, 2015, by and between Cloudweb Inc., a Nevada corporation (now known as Data Cloud Inc.”), James Holland, an individual residing in the United Kingdom, and Web Hosting Solutions Ltd. A United Kingdom company.
*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

101.INS	XBRL Instance Document(1)		*

101.SCH	XBRL Taxonomy Extension Schema(1)		*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase(1)		*

101.DEF	XBRL Taxonomy Extension Definition Linkbase(1)		*

101.LAB	XBRL Taxonomy Extension Label Linkbase(1)		*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase(1)		*