Form 10-Q/A
period 2016-03-31
CLOUDWEB, INC.
filed 2016-08-22
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Cloudweb, Inc. for the three months ended March 31, 2016 is being submitted solely to file Exhibits 101 to the Form 10-K in accordance with Rule 405 of Regulation S–T.

This Amendment speaks as of the filing date of the Form 10-Q (the "Filing Date"), does not reflect events that may have occurred subsequent to the Filing Date, and does not modify or update in any way disclosures made in the Form 10-Q filed as of June 16, 2016.

CLOUDWEB, INC.

ITEM 6.  EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3	101.CAL	XBRL Calculation Files

4	101.DEF	XBRL Definitions Files

5	101.INS	XBRL Instance Files

6	101.LAB	XBRL Label Files

7	101.PRE	XBRL Presentation Files

8	101.SCH	XBRL Schema Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUDWEB, INC.

Date:	August 22, 2016	By:	/s/ Zhi De Liao
		Name:	Zhi De Liao
		Title:	President, Chief Executive Officer, Chief Financial Officer