Form 10-Q
period 2016-06-30
CLOUDWEB, INC.
filed 2016-08-22
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-199193
Commission File Number

Cloudweb, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dept. Office 12A Greenhill St., Stratford Upon Avon Warwickshire CV376LF UK	CV376L
(Address of principal executive offices)	(Zip Code)

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

314,076,369 common shares outstanding as of August 15, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CLOUDWEB, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015	F-3
Unaudited Consolidated Statement of Stockholders' Equity (Deficiency)	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 to F-12

CLOUDWEB, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$9,098	$5,599
Total current assets	9,098	5,599

Equipment, net	236	394
Goodwill (Note 1,4)	89,496	89,496

TOTAL ASSETS	$98,830	$95,489

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	17,230	5,770
Due to related parties	138,668	86,764
Due to third party	32,700	10,000
Total current liabilities	188,598	102,534

Total liabilities	188,598	102,534

Stockholders' equity (deficit)
Common stock, no par value: shares authorized 500,000,000; 314,076,369 and 2,500,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Additional Paid-in capital	112,127	16,810
Shareholder receivable	(22,306)	(25,559)
Accumulated deficit	(177,111)	2,940
Accumulated other comprehensive income	(2,478)	(1,236)
Total stockholders' equity (deficit)	(89,768)	(7,045)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$98,830	$95,489

The accompanying notes are an integral part of these Financial Statements.

CLOUDWEB, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES	$13,020	$12,252	$21,935	$24,274
COST OF GOODS SOLD	12,034	2,585	16,620	2,466
GROSS PROFIT	986	9,667	5,315	21,808

OPERATING EXPENSES
Depreciation	79	81	157	395
General and administrative expenses	10,340	1,987	12,866	3,929
Professional fees	18,354	-	146,849	-
Salaries and Payroll	13,009	844	25,494	(8,150)
Total Operating Expenses	41,782	2,912	185,366	(3,826)

INCOME (LOSS) FROM OPERATIONS	(40,796)	6,755	(180,051)	25,634

Provision for income taxes	-	-	-	(3,182)
Net Income (Loss)	(40,796)	6,755	(180,051)	22,452

OTHER COMPREHENSIVE LOSS (GAIN)
Foreign Currency Translation Adjustments	(229)	(1,335)	(1,242)	377
TOTAL COMPREHENSIVE INCOME (LOSS)	$(40,025)	5,420	$(181,293)	22,829

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.00

BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING	314,076,369	2,500,000	265,677,924	2,500,000

The accompanying notes are an integral part of these Financial Statements.

CLOUDWEB, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Stockholder Receivable	Retained Earnings (Deficit)	Total Stock holders’ Deficiency
Balance – December 31, 2015	2,500,000	-	$16,810	$(1,236)	$(25,559)	$2,940	$(7,045)
Recapitalization: shares issued as part of reverse merger (ref Note 1)	310,013,800	-	-	-	-	-	-
Stock-based compensation	1,562,569	-	95,317	-	-	-	95,317
Net income	-	-	-	-		(180,051)	(180,051)
Foreign currency translation adjustments	-	-	-	(1,242)	3,253	-	2,011
Balance – June 30, 2016	314,076,369	-	$112,127	$(2,478)	$(22,306)	$(177,111)	$(89,768)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
TOTAL NET INCOME	$(180,051)	$22,452
Adjustments to reconcile net income to net cash from operating activities:
Foreign exchange on advances to shareholder receivable	3,253	-
Depreciation	157	395
Stock-based compensation	95,317	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	11,460	4,366
Net cash provided by operating activities	(69,864)	27,213

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder		(35,911)
Net cash used in investing activities	-	(35,911)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	51,904	904
Due to a third party	22,700	-
Net cash provided by financing activities	74,604	904

Effects on changes in foreign exchange rate	(1,241)	602

Net increase (decrease) in cash and cash equivalents	3,499	(7,192)
Cash and cash equivalents - beginning of period	5,599	12,926
Cash and cash equivalents - end of period	$9,098	$5,734

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash Financing and Investing Activities
Common stock issued for services	$95,317	$-

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

The business combination as a result of the Share Exchange Agreement described above is deemed to be a reverse acquisition pursuant to SEC guidance, ASC 805-40-25-1, which provides that the merger of a private operating company into a public corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public entity continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the public corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded. Goodwill reflected on the balance sheets as at June 30, 2016 and December 31, 2015 is goodwill carried on the books of the consolidated subsidiary, Data Cloud Inc.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

Note 2 – Going Concern

For the six months ended June 30, 2016, the Company used net cash in operations of $69,864. In addition, the Company had a working capital deficit as of June 30, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at June 30, 2016 and June 30, 2015 is Nil.

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

Goodwill and Other Intangible Assets Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Goodwill and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The fair value as of the testing date is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company determined to test its recorded goodwill for impairment as at June 30, 2016 using expected future discounted cash flows.  There was no impairment loss recorded as at June 30, 2016.

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

There were $95,317 share-based expenses for the period ended June 30, 2016 and $nil for the period ended June 30, 2015.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates

Deferred Income Taxes and Valuation Allowance: The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at June 30, 2016 and 2015.

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

New Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The new guidance will change how companies account for certain aspects of share-based payments to employees. Under existing accounting guidance, tax benefits and certain tax deficiencies arising from the vesting of share-based payments are recorded in additional paid-in-capital. The new guidance will require such benefits or deficiencies to be recognized as income tax benefits or expenses in the statement of operations.  Companies are required to apply the new guidance prospectively. The new standard is effective for fiscal years beginning after December 15, 2016.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the lessee to recognize assets and liabilities for leases with lease terms of more than twelve months. For leases with a term of twelve months or less, the Company is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. Further, the lease requires a finance lease to recognize both an interest expense and an amortization of the associated expense. Operating leases generally recognize the associated expense on a straight line basis. ASU 2016-02 requires the Company to adopt the standard using a modified retrospective approach and adoption beginning on January 1, 2019.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This new standard provides guidance on how entities measure certain equity investments and present changes in the fair value. This standard requires that entities measure certain equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 31, 2017.

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

As at June 30, 2016 and December 31, 2015 we had a total of 314,076,369 and 2,500,000 shares issued and outstanding.

Note 6 – Related Party Transactions

The Company had amounts owing to an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors of $126,629 and $73,461 as of June 30, 2016 and December 31, 2015. The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing to an entity owned by a director of the Company of $12,039 (GBP £8,988) and $13,303 (GBP £8,988) as of June 30, 2016 and December 31, 2015 respectively.   The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing from a director of the Company of $22,306 and $25,559 as of June 30, 2016 and December 31, 2015, respectively.  The amounts are non-interest bearing and have no terms of repayment.

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

Data Cloud employs Mr. Holland to continue management and operations of WHS during the period of his employment.  The compensation during the term of his employment with Data Cloud will consist of (i) a fixed salary of GBP1,750 per month, (ii) fifteen percent (15%) of all net profits generated by WHS during the period of Mr. Holland’s employment with Data Cloud, (iii) and reimbursement of an automobile lease.  For purposes of the above calculation, “profits” means revenue minus expenses.  Mr. Holland’s employment with Data Cloud can be terminated by him or Data Cloud, for any or no reason, upon ninety (90) days advance notice after the first six (6) months of his employment (during the first six (6) months neither party may terminate).  Upon termination, Data Cloud shall have no further obligation to pay any compensation to Mr. Holland.

On February 1, 2016, the fixed salary for Mr. Holland was agreed to be increased to GBP38,000 per annum (GBP3,167 per month) with immediate effect.

During the six months ended June 30, 2016, the Company was charged fees of GBP$17,580 (US$25,210) by Mr. Holland and paid Mr. Holland GBP13,705 (US$19,653) leaving GBP3,875 (USD$5,191) in the accounts payable.

CLOUDWEB, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

The Company is subject to taxation in the US. The Company’s income tax rate was 34% for 2016 and 2015.

The provision for income taxes in US consists of the following:

	Six months ended June 30,
	2016	2015
Current operations	$51,400	$-
Timing differences, Stock based compensation	(32,408)	-
Less, Change in valuation allowance	(18,992)	-
Net refundable amount	$-	$-

Income tax years for 2014 and 2015 are open to examination by the taxing authorities.

The Company is subject to taxation in the Great Britain. The Company’s income tax rate was 20% for 2016 and 2015.

The provision for income taxes in Great Britain consists of the following:

	Six months ended June 30,
	2016	2015
Current operations	$5,700	$(4,490)
Less, Change in valuation allowance	(5,700)	4,490
Net refundable amount	$-	$-

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

Cloudweb then completed the acquisition of 100% of the issued and outstanding equity interests of Data Cloud from Mr. Liao pursuant to a Share Exchange Agreement. As a result of the completion of this acquisition, 2,500,000 shares of Cloudweb’s common stock were issued to Mr. Liao.  Mr. Liao now controls 81% of the Company’s total issued and outstanding shares of common stock.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2016 and audited financial statements for the year ended December 31, 2015, along with the accompanying notes.

At the end of June 30, 2016 we had cash on hand totaling $9,098 (December 31, 2015 - $5,599), total assets of $98,830 (December 31, 2015 - 95,489) and liabilities of $188,598 (December 31, 2015 - $102,534).

During the first quarter of the current fiscal year, the Company elected to discontinue its former operations, which were divested, and entered into a share exchange agreement to acquire a new business in the web hosting industry, concurrent with a change in control.

We anticipate we will need to secure additional funds in order to continue our business. We believe that we will be able to obtain loans from a current shareholder of the Company to meet shortfalls; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at $60,000 for the next twelve (12) months). Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

We generated gross profit during the three months ended June 30, 2016 of $986 as compared to $9,667 during the three months ended June 30, 2015.  Gross revenues for the three months ended June 2016 and 2015 were $13,020 and $12,252, respectively.  Costs of goods sold during the three months ended June 30, 2016 was $12,034 as opposed to $2,585 for the three months ended June 30, 2015.  The increase to costs of sales was a result of subcontractor services in the period to enahance our system.  Prior year comparative figures reflect year-end adjustments to the annual costs of goods sold for Web Hosting Solutions in order to reallocate certain previously recorded costs to operating expense.  Additionally, we continue to incur administrative costs related to filing requirements as a public issuer and ongoing operations as well as operating costs related to our core business. Such operating expenses totaled $41,782 for the three months ended June 30, 2016 as compared to $2,912 in the three months ended June 30, 2015.  Operating expenses during the three months ended June 30, 2016 include professional fees of $18,354 consisting of legal, audit and accounting fees with respect to the requirements for public reporting and transactional costs related to the share exchange agreement, salaries of $13,009 and general and administrative expenses of $10,340. Operating expenses during the three months ended June 30, 2015 include general and administrative expenses of $1,987 and salaries and payroll expense of $844.  Depreciation for the three months ended June 2016 and 2015 was $79 and $81, respectively.  The Company recorded a net loss of $40,796 for the three months ended June 30, 2016, as compared to net income of $6,755 for the three months ended June 30, 2015.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

We generated gross profit during the six months ended June 30, 2016 of $5,315 as compared to $21,808 for the six months ended June 30, 2015.  Revenues for the six months ended June 2016 and 2015 were $21,935 and $24,274, respectively. The decline in revenues is a result of the expiry of certain contracts during the period which were not renewed. Costs of goods sold during the six months ended June 30, 2016 was $16,620 as opposed to $2,466 for the six months ended June 30, 2015.  The increase to costs of sales was a result of subcontractor services in the period.  Prior year comparative figures reflect year-end adjustments to the annual costs of goods sold for Web Hosting Solutions in order to reallocate certain previously recorded costs to operating expense.  Additionally, we continue to incur administrative costs related to filing requirements as a public issuer and ongoing operations as well as operating costs related to our core business. Such operating expenses totaled $185,366 for the six months ended June 30, 2016 as compared to $(3,826) in the six months ended June 30, 2015.  Operating expenses during the six months ended June 30, 2016 include professional fees of $146,849 consisting of legal, audit and accounting fees with respect to the requirements for public reporting and transactional costs related to the share exchange agreement, salaries of $25,494 and general and administrative expenses of $12,866. During the six months ended June 30, 2015, a gain to salaries and payroll of $8,150 reflects the reallocation of certain amounts previously reported as salaries but reallocated to dividends as at June 30, 2015.  General and administrative expenses totaled $3,929 for the six months ended June 30, 2015.  Depreciation for the six months ended June 2016 and 2015 was $157 and $395, respectively.    The Company recorded net losses of $180,051 for the six months ended June 30, 2016 as compared to net income of $25,934 for the six months ended June 30, 2015.

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

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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