Form 10-Q
period 2016-09-30
Data Backup Solutions, Inc.
filed 2016-11-18
CIK 1619227

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-199193
Commission File Number

Data Backup Solutions, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Dept. Office 12A Greenhill St., Stratford Upon Avon Warwickshire CV376LF UK	CV376L
(Address of principal executive offices)	(Zip Code)

+ 44 20 8050 2379
(Registrant’s telephone number, including area code)
Cloudweb, Inc.
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

314,076,369 common shares outstanding as of November 9, 2016
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DATA BACKUP SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Page
Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	F-1
Unaudited Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015	F-2
Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	F-3
Unaudited Consolidated Statement of Stockholders' Equity (Deficiency)	F-4
Notes to the Unaudited Consolidated Financial Statements	F-5 to F-12

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$182	$5,599
Total current assets	182	5,599

Equipment, net	157	394
Goodwill (Note 1,4)	89,496	89,496

TOTAL ASSETS	$89,835	$95,489

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	18,769	5,770
Due to related parties	143,583	86,764
Due to third party	32,700	10,000
Total current liabilities	195,052	102,534

Total liabilities	195,052	102,534

Stockholders' equity (deficit)
Common stock, no par value: shares authorized 500,000,000; 314,076,369 and 2,500,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Additional Paid-in capital	112,127	16,810
Shareholder receivable	(21,658)	(25,559)
Accumulated deficit	(192,200)	2,940
Accumulated other comprehensive income	(3,486)	(1,236)
Total stockholders' equity (deficit)	(105,217)	(7,045)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$89,835	$95,489

The accompanying notes are an integral part of these Financial Statements.

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES	$16,566	$9,977	$38,501	$34,251
COST OF GOODS SOLD	3,355	2,138	15,095	4,604
GROSS PROFIT	13,211	7,839	23,406	29,647

OPERATING EXPENSES
Depreciation	79	84	236	479
General and administrative expenses	4,418	1,188	17,284	5,117
Professional fees	14,845	-	161,694	-
Salaries and Payroll	13,194	16,334	39,332	8,184
Total Operating Expenses	32,536	17,606	218,546	13,780

INCOME (LOSS) FROM OPERATIONS	(19,325)	(9,767)	(195,140)	15,867

Provision for income taxes	-	-	-	(3,182)
Net Income (Loss)	(19,325)	(9,767)	(195,140)	12,685

OTHER COMPREHENSIVE LOSS (GAIN)
Foreign Currency Translation Adjustments	(1,008)	1,832	(2,250)	2,209
TOTAL COMPREHENSIVE INCOME (LOSS)	$(20,333)	(7,935)	$(197,390)	14,894

BASIC AND DILUTED INCOME PER COMMON SHARE	$(0.00)	$0.00	$(0.00)	$0.00

BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING	314,076,369	2,500,000	281,928,497	2,500,000

The accompanying notes are an integral part of these Financial Statements.

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Stockholder Receivable	Retained Earnings (Deficit)	Total Stock holders’ Deficiency
Balance – December 31, 2015	2,500,000	-	$16,810	$(1,236)	$(25,559)	$2,940	$(7,045)
Recapitalization: shares issued as part of reverse merger (ref Note 1)	310,013,800	-	-	-	-	-	-
Stock-based compensation	1,562,569	-	95,317	-	-	-	95,317
Net income	-	-	-	-		(195,140)	(195,140)
Foreign currency translation adjustments	-	-	-	(2,250)	3,901	-	1,651
Balance – September 30, 2016	314,076,369	-	$112,127	$(3,486)	$(21,658)	$(192,200)	$(105,217)

The accompanying notes are an integral part of these financial statements.

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
TOTAL NET INCOME	$(195,140)	$12,685
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	236	479
Stock-based compensation	95,317	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	12,999	2,195
Net cash provided by operating activities	(86,588)	15,359

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder	-	(17,925)
Net cash used in investing activities	-	(17,925)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	58,433	1,018
Due to a third party	22,700	-
Net cash provided by financing activities	81,133	1,018

Effects on changes in foreign exchange rate	38	(481)

Net increase (decrease) in cash and cash equivalents	(5,417)	(2,029)
Cash and cash equivalents - beginning of period	5,599	12,926
Cash and cash equivalents - end of period	$9,098	$10,897

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$(1,036)

Non-cash Financing and Investing Activities
Common stock issued for services	$95,317	$-

The accompanying notes are an integral part of these Financial Statements.

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation

Organization and nature of business

DATA BACKUP SOLUTIONS, INC.  (the "Company", or “Data Backup”) is a Florida corporation incorporated on May 25, 2014 as Formigli Inc.  In December, 2015 the Company changed its name to Data Backup, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions Inc.

We were previously engaged in in the global exclusive distribution of Formigli Bicycles.

On December 3, 2015 the Company increased its authorized share capital from 100,000,000 shares to 500,000,000 shares, no par value, and completed a 100 for 1 forward split for all issued and outstanding shares.  All share and per share values have been retroactively impacted to reflect the forward split.

On January 28, 2016, Data Backup concluded a Share Exchange Agreement entered into with Liao Zhi De, whereby Data Backup issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”).  Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012.  In connection with the Share Exchange Agreement, Data Backup elected to enter into the web hosting industry and discontinue its former business operations.

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

On February 1, 2016, our former officer and director Amy Chaffe entered into a Waiver, Release and Indemnity agreement with the Company where under she agreed to forgive certain debt in the amount of $167,000 due and payable at January 31, 2016 in exchange for $39,229 and the return of all assets related to the Formigli bicycles, and the sales operations thereunder.  As a result of this divestiture, the Company reflected the operations of Formigli Bicycle as discontinued operations as at the fiscal year ended December 31, 2015.  In the current financial statement presentation, operations of the parent company, Data Backup, have all been allocated to retained earnings and additional paid in capital as at the transaction date.

The business combination as a result of the Share Exchange Agreement described above is deemed to be a reverse acquisition pursuant to SEC guidance, ASC 805-40-25-1, which provides that the merger of a private operating company into a public corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public entity continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the public corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded. Goodwill reflected on the balance sheets as at September 30, 2016 and December 31, 2015 is goodwill carried on the books of the consolidated subsidiary, Data Cloud Inc.

Accordingly, Data Backup (the legal acquirer) is considered the accounting acquiree and Data Cloud (the legal acquire) is considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance those of Data Cloud, with assets and liabilities, and revenues and expenses, of Data Backup being included effective from the date of completion of the Share Exchange Transaction, as Data Backup is deemed to be a continuation of the business of Data Cloud. The outstanding stock of Data Backup prior to the Share Exchange Transaction has been

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Description of business and basis of presentation (cont’d)

accounted for at its net book value and no goodwill has been recognized. All outstanding shares of Data Backup at the transaction date have been restated to reflect the effect of the business combination.  As a result of the aforementioned transactions a total of 310,013,800 shares of Data Backup common stock issued and outstanding at December 31, 2015 are reflected as part of the recapitalization transactions impacted January 28, 2016 in our Statements of Stockholder’s Equity (Deficit).  The shares issued as part of the Share Exchange Transaction are the reported opening equity balance.  (Ref: Note 4 below)
Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.  For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 14, 2016.

Note 2 – Going Concern

For the nine months ended September 30, 2016, the Company used net cash in operations of $82,687. In addition, the Company had a working capital deficit as of September 30, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2016 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 3 – Summary of Significant Accounting Policies

Fiscal year end: The Company has selected December 31 as its fiscal year end.

Principals of Consolidation: The consolidated financial statements include the accounts of DATA BACKUP SOLUTIONS, INC.  and its wholly-owned subsidiary, Data Cloud Inc,. including its wholly-owned subsidiary Web Hosting Solutions Ltd. All significant intercompany balances and transactions have been eliminated.

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

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are stated at the amount that management expects to collect from outstanding balances. Bad debts and allowances are provided based on historical experience and management’s evaluation of outstanding accounts receivable. Management evaluates past due or delinquency of accounts receivable based on the open invoices aged on due date basis. The allowance for doubtful accounts at September 30, 2016 and September 30, 2015 is Nil.

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

Goodwill and Other Intangible Assets Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Goodwill and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The fair value as of the testing date is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  The Company determined to test its recorded goodwill for impairment as at September 30, 2016 using expected future discounted cash flows.  There was no impairment loss recorded as at September 30, 2016.

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
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

There were $95,317 share-based expenses for the period ended September 30, 2016 and $nil for the period ended September 30, 2015.

Fair Value of Financial Instruments: The Company’s financial instruments consist of cash, receivables, payables, and due to related party. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates

Deferred Income Taxes and Valuation Allowance: The Company accounts for income taxes under ASC 740 "Income Taxes."  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as at September 30, 2016 and 2015.

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
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

New Accounting Pronouncements:

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

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

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4– Business Combination

On January 28, 2016, Data Backup concluded a Share Exchange Agreement entered into with Zhi De Liao, whereby Data Backup issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”).  Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,688 (GBP 47,000) on November 25, 2015.

WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012.  In connection with the Share Exchange Agreement, Data Backup elected to enter into the web hosting industry

As a result of the Share Exchange Agreement, Zhi De Liao became the sole executive officer and sole member of the Board of Directors of Data Backup.  Mr. Liao also controls Letterston Investments Ltd., which acquired 250,000,000 shares of common stock of Data Backup on January 28, 2016.  Therefore, Mr. Liao controls approximately 81% of Data Backup’s issued and outstanding shares of common stock.

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

Accordingly, Data Backup (the legal acquirer) is considered the accounting acquiree and Data Cloud (the legal acquire) is considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance those of Data Cloud, with assets and liabilities, and revenues and expenses, of Data Backup being included effective from the date of completion of the Share Exchange Transaction, as Data Backup is deemed to be a continuation of the business of Data Cloud. The outstanding stock of Data Backup prior to the Share Exchange Transaction has been accounted for at its net book value and no goodwill has been recognized.

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

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
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

As at September 30, 2016 and December 31, 2015 we had a total of 314,076,369 and 2,500,000 shares issued and outstanding.

Note 6 – Related Party Transactions

The Company had amounts owing to an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors of $131,894 and $73,461 as of September 30, 2016 and December 31, 2015. The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing to an entity owned by a director of the Company of $11,689 (GBP £8,988) and $13,303 (GBP £8,988) as of September 30, 2016 and December 31, 2015 respectively.   The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing from a director of the Company of $21,658 (GBP £16,652) and $25,559 (GBP £16,652) as of September 30, 2016 and December 31, 2015, respectively.  The amounts are non-interest bearing and have no terms of repayment.

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

During the nine months ended September 30, 2016, the Company was charged fees of GBP$27,080 (US$37,750) by Mr. Holland and paid Mr. Holland in full.

DATA BACKUP SOLUTIONS, INC.
(formerly Cloudweb, Inc.)
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

The Company is subject to taxation in the US. The Company’s income tax rate was 34% for 2016 and 2015.

The provision for income taxes in US consists of the following:

	Nine months ended September 30,
	2016	2015
Current operations	$57,100	$-
Timing differences, Stock based compensation	(32,408)	-
Less, Change in valuation allowance	(24,692)	-
Net refundable amount	$-	$-

Income tax years for 2014 and 2015 are open to examination by the taxing authorities.

The Company is subject to taxation in the Great Britain. The Company’s income tax rate was 20% for 2016 and 2015.

The provision for income taxes in Great Britain consists of the following:

	Nine months ended September 30,
	2016	2015
Current operations	$5,440	$(2,740)
Less, Change in valuation allowance	(5,440)	2,740
Net refundable amount	$-	$-

9. SUBSEQUENT EVENTS

On November 4, 2016 the Company changed its name from Cloudweb, Inc. to Data Backup Solutions, Inc.

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

As used in this quarterly report, the terms "we", "us", "our", and "our company" means Data Backup Solutions, Inc., unless otherwise indicated.

Overview

Data Backup Solutions, Inc. (“Data Backup” or the “Company”), is a Florida corporation incorporated on May 25, 2014 as Formigli, Inc.  In December 2015, the Company changed its name to Cloudweb, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions, Inc. The Company provides website hosting and cloud computing services. Zhi De Liao is the Company’s Chief Executive Officer. Our headquarters are located at Dept. Office 12a, Greenhill Street, Stratford Upon Avon, Warwickshire, United Kingdom CV376L.

Recent Developments

The Company was in the development stages and had planned to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. Amy Chaffe, who was the President, Chief Executive Officer, Chief Financial Officer, founded the Company.

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

On January 28, 2016, a change in control of the Company occurred by virtue of the Company's largest shareholder Amy Chaffe selling all of the shares of the Company's common stock that she owned, which was in the amount of 250,000,000 shares, to certain third party investors. Such shares sold by Ms. Chaffe represented 80% of the Company's total issued and outstanding shares of common stock. As part of the sale of the shares, the purchaser of such shares, Mr. Zhi De Liao, arranged with Ms. Chaffe his appointment to the Company's Board of Directors and as an executive officer of the Company. Immediately thereafter, Ms. Chaffe resigned as a member of the Board.  Mr. Zhi De Liao is the Company’s Chief Executive Officer, President, Chief Financial Officer, and a member of the Company’s Board of Directors.

The Company then completed the acquisition of 100% of the issued and outstanding equity interests of Data Cloud Inc., a Nevada corporation (“Data Cloud”), from Mr. Liao pursuant to a Share Exchange Agreement. As a result of the completion of this acquisition, 2,500,000 shares of the Company’s common stock were issued to Mr. Liao.  Mr. Liao now controls 81% of the Company’s total issued and outstanding shares of common stock.

Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd (“WHS”), which it purchased from James Holland for GBP 47,000. Pursuant to the Purchase Agreement, Data Cloud agreed to employ Mr. Holland to continue management and operations of WHS during the period of his employment and appoint Mr. Holland to its Board of Directors. WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, the Company elected to enter into the web hosting industry.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2016 and audited financial statements for the year ended December 31, 2015, along with the accompanying notes.

At the end of September 30, 2016 we had cash on hand totaling $182 (December 31, 2015 - $5,599), total assets of $89,835 (December 31, 2015 - 95,489) and liabilities of $195,052 (December 31, 2015 - $102,534).

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

We generated gross profit during the three months ended September 30, 2016 of $13,211 as compared to $7,839 during the three months ended September 30, 2015.  Gross revenues for the three months ended September 30, 2016 and 2015 were $16,566 and $9,977, respectively.  Costs of goods sold during the three months ended September 30, 2016 was $3,355 compared to $2,138 for the three months ended September 30, 2015.  The increase to costs of sales was in direct relation to the increase to sales.  Additionally, we continue to incur administrative costs related to filing requirements as a public issuer and ongoing operations as well as operating costs related to our core business. Such operating expenses totaled $32,536 for the three months ended September 30, 2016 as compared to $17,606 for the three months ended September 30, 2015.  Operating expenses during the three months ended September 30, 2016 include professional fees of $14,845 consisting of legal, audit and accounting fees with respect to the requirements for public reporting and transactional costs related to the share exchange agreement, salaries of $13,194 and general and administrative expenses of $4,418. Operating expenses during the three months ended September 30, 2015 include general and administrative expenses of $1,188 and salaries and payroll expense of $16,334.  Depreciation for the three months ended September 30, 2016 and 2015 was $79 and $84, respectively.  The Company recorded a net loss of $19,325 for the three months ended September 30, 2016, as compared to a net loss of $9,767 for the three months ended September 30, 2015.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

We generated gross profit during the nine months ended September 30, 2016 of $23,406 as compared to $29,647 for the nine months ended September 30, 2015.  Revenues for the nine months ended September 30, 2016 and 2015 were $38,501 and $34,251, respectively. The increase in gross revenues is a result of additional sales efforts. Costs of goods sold during the nine months ended September 30, 2016 was $15,095 as opposed to $4,604 for the nine months ended September 30, 2015.  The increase to costs of sales was a result of subcontractor services in the period.  Prior year comparative figures reflect year-end adjustments to the annual costs of goods sold for Web Hosting Solutions in order to reallocate certain previously recorded costs to operating expense, which adjustment dramatically reduced the reported costs of goods sold for that period.  We continue to incur administrative costs related to filing requirements as a public issuer and ongoing operations as well as operating costs related to our core business. Such operating expenses totaled $218,546 for the nine months ended September 30, 2016 as compared to $13,780 in the nine months ended September 30, 2015.  Operating expenses during the nine months ended September 30, 2016 include professional fees of $161,694 consisting of legal, audit and accounting fees with respect to the requirements for public reporting and transactional costs related to the share exchange agreement, salaries of $39,332 and general and administrative expenses of $17,284. Operating expenses during the nine months ended September 30, 2015 include salaries of $8,184 and general and administrative expenses of $5,117. Depreciation for the nine months ended September 30, 2016 and 2015 was $236 and $479, respectively.    The Company recorded a net loss of $195,140 for the nine months ended September 30, 2016 as compared to net income of $15,867 for the nine months ended September 30, 2015.

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

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 4, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation to change the name of the Company to “Data Backup Solutions, Inc.”

ITEM 6.EXHIBITS

Exhibit No.	SEC Ref. No.	Title of Document

1	31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

2	32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3	101	XBRL Interactive Data Files

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA BACKUP SOLUTIONS, INC.

Date:	November 17, 2016	By:	/s/ Zhi De Liao
		Name:	Zhi De Liao
		Title:	President, Chief Executive Officer, Chief Financial Officer