Form 10-K
period 2016-12-31
Data Backup Solutions, Inc.
filed 2017-04-25
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDING DECEMBER 31, 2016

COMMISSION FILE NUMBER: 333-199193

DATA BACKUP SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12A

Greenhill Street

Dept. 106

Stratford Upon Avon

Warwickshire, United Kingdom CV37 6LF

 (Address of principal executive offices, including zip code)

+44 20 8050 2379

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock: $0.00 par value

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part iii of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2016 is $ 1,206,277.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: We had 314,076,369 shares outstanding of common stock as of March 23, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

		Page
	A Warning About Forward-Looking Statements	3

PART I

Item 1.	Business	4
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Shares	15
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	16
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 8.	Financial Statements and Supplementary Data	17
	(The financial statements and supplementary data required by this item are set forth at the end of this Annual Report on Form 10-K beginning on page F-1.)
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	17
Item 9A.	Controls and Procedures	17
Item 9B.	Other Information	17

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	18
Item 11.	Executive Summary and Compensation	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	20
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accountant Fees and Services	21

PART IV

Item 15.	Exhibits, Financial Statements, Schedules	22
	Index to Financial Statements	22
	Index to Exhibits	24

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

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.— Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Data Backup Solutions” "we," "our," and "us" refer to DATA BACKUP SOLUTONS, INC.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by DATA BACKUP SOLUTIONS, INC. with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by DATA BACKUP SOLUTIONS, INC. with the SEC may also be obtained from DATA BACKUP SOLUTIONS, INC. by directing a request to DATA BACKUP SOLUTIONS, INC. Attention: James Holland,12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF, +44 20 8050 2379.

PART I

Item 1. Business

Overview

DATA BACKUP SOLUTIONS, INC. (“ DATA BACKUP” or the “Company”), formerly known as Cloudweb, Inc., formerly known as Formigli, Inc., was incorporated in the State of Florida on May 25, 2014. The Company provides website hosting and cloud computing services. Zhi De Liao is the Chief Executive Officer. Our headquarters are located at 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF.

Recent Developments

The Company, formerly known as Cloudweb, Inc., formerly known as Formigli Inc., was a company in the development stages that planned to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. Amy Chaffe, who was the President, Chief Executive Officer, Chief Financial Officer, founded the Company.

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

The Company then completed the acquisition of 100% of the issued and outstanding equity interests of Data Cloud Inc., a Nevada corporation (“Data Cloud”) from Mr. Liao pursuant to a Share Exchange Agreement. As a result of the completion of this acquisition, 2,500,000 shares of the Company’s common stock were issued to Mr. Liao. Mr. Liao now holds 81% of the Company’s total issued and outstanding shares of common stock.

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

On November 4, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by changing its name to “Data Backup Solutions, Inc.”.

In November 10, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by) decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of 1 share for each one hundred shares (100) shares currently issued and outstanding (the “Reverse Split”).

On December 1, 2016, the Company entered into an Employment Agreement with James Holland, the Company’s current Chief Operating Officer (“COO”). The Company will employ Mr. Holland as COO and as Chief Technology Officer (“CTO”).

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

Under current credit card industry practices, we are liable for fraudulent and disputed credit card transactions because we do not obtain the cardholder’s signature at the time of the transaction, even though the financial institution issuing the credit card may have authorized the transaction. Although we focus on keeping our rate of credit card refunds and chargebacks low, if our refunds or chargebacks increase, our credit card processors could require us to increase reserves or terminate their contracts with us, which would have an adverse effect on our financial condition. Our failure to limit fraudulent transactions conducted on our websites, such as through the use of stolen credit card numbers, could also subject us to liability.

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

We currently depend on the continued services and performance of our one (1) employee, James Holland, who is our Chief Operating Officer and Chief Technology Officer. Although we have entered into an employment agreement with Mr. Holland, he can terminate his employment at any time. The loss of Mr. Holland could disrupt our business, delay the development of new services, and decrease subscriber retention, which would have an adverse effect on our business.

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

Because our principal assets will be located in the United Kingdom, outside of the United States, and our officers and sole director reside outside of the United States, it may be difficult for an investor to enforce any right based on U.S. federal securities laws against us and/or our officers and director, or to enforce a judgment rendered by a United States court against us or our officers and director.

Our principal operations and assets are located in the United Kingdom, outside of the United States, and our executive officers and sole director are non-residents of the United States. Therefore, it may be difficult to effect service of process on our officers and sole director in the United States, and it may be difficult to enforce any judgment rendered against them. As a result, it may be difficult or impossible for an investor to bring an action against our officers and sole director, in the event that an investor believes that such investor's rights have been infringed under the U.S. securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws of the United Kingdom, or any other country, may render that investor unable to enforce a judgment against the assets of our officers and sole director. As a result, our shareholders may have more difficulty in protecting their interests through actions against our management, compared to shareholders of a corporation doing business and whose officers and directors reside within the United States.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Office Space and Plants

The Company currently operates from 12A Greenhill Street, Dept. 106, Stratford Upon Avon Warwickshire, United Kingdom. We believe that our facilities are generally adequate for our current needs, and that suitable additional office space will be available as needed in the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On February 4, 2015, our Form S-1 Registration Statement for which we offered 6,000,000 shares for sale to the public, went effective. We sold a total of 600,138 shares under such S-1 Registration Statement.

On December 18, 2015, we conducted a forward split of out outstanding shares of common stock at a ratio of 100:1. As of March 23, 2017, there were 314,076,369 shares of our common stock outstanding and 32 stockholders of record. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Information required by Item 201(d) or Regulation S-K is included in Part 111, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company’s common stock is quoted on the OTC Markets Pink Open Market and is traded under the symbol “CLOW.” The Company’s common stock first traded on the Pink Open Market in November 2015.. The range of the quarterly high and low bid prices for our common stock as quoted on the Pink Open Market, for the periods indicated are as follows:

	High(1)		Low(1)
Year 2016:
Fourth Quarter Ended December 31, 2016		$0.0095 to 0.0975		$0.005 to 0.0577
Third Quarter Ended September 30, 2016		$0.008 to 0.0449		$0.006 to 0.036
Second Quarter Ended June 30, 2016		$0.0146 to 0.0599		$0.006 to 0.0451
First Quarter Ended March 31, 2016		$0.055 to 0.661		$0.0425 to 0.522

Year 2015:
Fourth Quarter Ended December 31, 2015		$0.09 to 25.05		$0.09 to 25.05
Third Quarter Ended September 30, 2015	$	N/A	$	N/A
Second Quarter Ended June 30, 2015	$	N/A	$	N/A
First Quarter Ended March 31, 2015	$	N/A	$	N/A

Item 6. Selected Financial Data

December 31, 2016
Income (loss) from continuing operations	$229,295
Income (loss) from discontinued operations
Earnings (Loss)	229,295
Total Assets	91,655
Liabilities	228,913
Stockholders’ Deficit	137,258

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of DATA BACKUP SOLUTIONS, INC. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2016.

Plan of Operations

Liquidity and Capital Resources. At the end of fiscal year 2016 we had $2,080 cash on hand, and we had liabilities of $228,913, comprised of accounts payable and accrued liabilities of $14,682, amounts due to related parties of $148,403, and amounts due to a third party of $57,535, and a promissory note of $8,293, compared to cash on hand of $5,599 and liabilities of $102,534, comprised of accounts payable and accrued liabilities of $5,770, amounts due to related parties of $86,764, and amounts due to a third party of $10,000 at December 31, 2015. In 2016 the Company elected to discontinue its former operations, which were divested, and entered into a share exchange agreement to acquire a new business in the web hosting industry, concurrent with a change in control.

We anticipate we will need to secure additional funds in order to continue our business. We believe that we will be able to obtain loans from a current shareholder of the Company to meet shortfalls; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status.  Furthermore, there is no guarantee we will receive the required financing to complete our business strategies; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have generated minimal revenues since inception, and such revenues have not been sufficient to meet our operational expenses. In 2016 the Company elected to discontinue its former operations, which were divested, and entered into a share exchange agreement to acquire a new business in the web hosting industry, concurrent with a change in control. As at the fiscal year ended December 31, 2016 and 2015 we reported losses operations and net losses of $229,295 and $6,433 respectively. Since inception we have recorded losses of $226,355.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), in connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2016.

Based on the review described above, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Our management assessed our internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DATA BACKUP SOLUTIONS, Inc.’s executive officers and directors and their respective age as of December 31, 2016 are as follows:

Directors:

Name of Director	Age
Zhi De Liao	42
Amy Chaffe *	40

Executive Officers as of December 31, 2016:

The following table lists our directors and provides their respective ages and titles as of December 31, 2016:

Name	Age	Title	Director Since
Zhi De Liao	42	President, CEO, CFO, Director, Executive Officer	2016
James Holland	46	COO, CTO	N/A
Amy Chaffe*	40	President, CEO, CFO, Director, Executive Officer	2014

______________

*Resigned on January 28, 2016

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our officers and director for the past year.

Amy Chaffe (40) – former Chief Executive Officer, Chief Financial Officer, President and Member of the Board of Directors

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

Zhi De Liao (42) - Chief Executive Officer, Chief Financial Officer, President and Member of the Board of Directors

Mr. Liao received a Bachelor’s degree in Administrative Management in 1994, and a Master of Business Administration degree in 1997 from Guangxi Normal University. From Jan 2010 through Sept 2011, he served as a Production Manager for Beihai Kingsky Enterprise Co.Ltd, before moving to Shengde Guangxi Intergrated Project and Operations in October 2011 to manage production and logistics until Dec 2015. Currently

Mr. Liao is the CEO and owner of DATA BACKUP SOLUTIONS and manages DATA BACKUP SOLUTIONS full time.

Significant Employees

James Holland (46) – Chief Operating Officer and Chief Technology Officer of Data Backup Solutions, Inc.

Since June 2006, Mr. Holland has been the Director of Operations and Service Delivery for Web Hosting Solutions, which became a private limited company wholly owned by Mr. Holland in 2012. Mr. Holland’s areas of responsibility include customer service, digital growth, business mentoring, costing for outsourcing of services and overall responsibility for IT operations for Web Hosting Solutions. Mr. Holland received a BTEC ONC in Business and Finance from Evesham College, Worcester in 1992, and a BTEC HND in Information Systems from Gloucestershire University Park IT campus in 1999. Mr. Holland was appointed Chief Technology Officer of the Company on December 1, 2016 in addition to being the Company’s Chief Operating Officer.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have not established an Audit Committee because of our limited operations; and because we have only one director and one officer, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

Code of Ethics. We have not adopted a Code of Ethics for our principal executive and financial officer.

Item 11. Executive Summary and Compensation

Executive Compensation

Executive Summary and Compensation

Name and Position	Fiscal Year	Salary	Bonus	Other annual Compensation	Restricted Stock Award (s)	Securities Underling Options	LTIP Payouts	All other Compensation

Amy Chaffe(1), former Chief Executive Officer, Chief Financial Officer, President and	2016	0	-	-	-	-	-	-
Member of the Board of Directors	2015	120,000	-	-	-	-	-	-

Zhi De Liao, Chief Executive Officer, Chief Financial	2016	-	-	-	-	-	-	-
Officer, President and Member of the Board of Directors	2015	-	-	-	-	-	-	-

James Holland(2), Chief Operating Officer,	2016	0	-	-	-	-	-	-
Chief Technology Officer	2015	0	-	-	-	-	-	-

___________________

(1)	Ms. Chaffe accrued $5,000 per month from June 1, 2014 to December 31, 2014 for management fees all of which was unpaid at December 31, 2014. In addition, during the fiscal year ended December 31, 2015, Ms. Chaffe invoiced the Company $10,000 per month for services rendered and $1,000 per month as rent for use of office space, all of which amount was unpaid at December 31, 2015. Ms. Chaffe waived all such amounts owed to her at the time that she sold all of her shares in the Company and resigned as an officer and director.

(2)	For 2016 and 2015 Mr. Holland did not receive any compensation from the Company but was paid $49,513 in 2016 by Web Hosting Solutions Ltd. (a wholly owned subsidiary).

On December 1, 2016, the Company entered into an Employment Agreement with James Holland, the Company’s current Chief Operating Officer (“COO”). The Company will employ Mr. Holland as COO and as Chief Technology Officer (“CTO”). The term of the Employment Agreement is through December 28, 2018, unless earlier terminated by either the Company or Mr. Holland, or in the event or in the event of Mr. Holland’s permanent disability or death. Mr. Holland’s base salary is 48,792 British Pounds per annum. In addition, Mr. Holland will receive the following during the term of his employment: (a) a pension contribution of 250 British Pounds per month; (b) an automobile allowance of 245 British Pounds per month commencing February 2017; (c) stock compensation in an amount of shares equal to 2.4% of the Company’s total issued and outstanding shares of common stock to be issued on the first and second anniversary of the Start Date; subject to limitations in the Employment Agreement; and (d) the Company shall pay Mr. Holland additional compensation as follows:  (i) for every sales contract that Mr. Holland closes on behalf of the Company (or its subsidiaries) that has a stated value of up to 15,000 British Pounds, then the Company shall pay him ten percent (10%) of the value of such sales contract; and (ii) for every sales contract that Mr. Holland closes on behalf of the Company (or its subsidiaries) that has a stated value of more than 15,000 British Pounds, then the Company shall pay him fifteen percent (15%) of the value of such sales contract. The foregoing is a summary of the Employment Agreement only and the Employment Agreement is attached hereto as Exhibit 10.3.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2017 by:

•	each person or group of affiliated persons who we know beneficially owns more than 5% of our common stock; and

•	each of our directors and named executive officers;

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable common share property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown. The business address of the shareholders set forth below is 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF.

NAME	TOTAL SHARES OWNED	PERCENTAGE
Zhi De Liao	2,500,000	0.796%
Letterston Investments Limited	250,000,000	79.598%
James Holland	1,562,569	0.498%

Item 13. Certain Relationships and Related Transactions and Director Independence

During Fiscal Years 2016 and 2015, there were no other material transactions between the Company and any officer, director or related party that has not been disclosed in footnote 4 to the financial statements. Additionally, there are no officers, directors or other related parties that since the date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Item 14. Principal Accountant Fees and Services

During the years ended December 31, 2016 and 2015, the Company incurred auditing expenses of approximately $21,520 and $4,860, which includes bookkeeping and auditing services. There were no other audit related services or tax fees incurred.

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

FINANCIAL STATEMENTS INDEX

SIGNATURES

DATA BACKUP SOLUTIONS, INC.
(Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 25, 2017	By:	/s/ Zhi De Liao
	Name:	Zhi De Liao
	Title:	President, Chief Executive Officer, Chief Financial Officer, Director

EXHIBIT INDEX

SEC Ref. No.	Title of Document	Previously Filed	Filed Herewith

3.1	Articles of Amendment to its Articles of Incorporation with the Florida Department of State on December 3, 2015	*

3.2	Amended Bylaws of Registrant on January 28, 2016.	*

10.1	Share Exchange Agreement, between Cloudweb, Inc., a Florida corporation, and Zhi De Liao, dated January 28, 2016.	*

10.2

Share Purchase Agreement dated October 23, 2015, by and between Cloudweb Inc., a Nevada corporation (now known as Data Cloud Inc.”), James Holland, an individual residing in the United Kingdom, and Web Hosting Solutions Ltd. A United Kingdom company.

*

10.3	Employment Agreement, Dated December 1, 2016, between Data Backup Solutions, Inc. and James Holland.		*

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		*

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		*

101.INS	XBRL Instance Document		*

101.SCH	XBRL Taxonomy Extension Schema		*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase		*

101.DEF	XBRL Taxonomy Extension Definition Linkbase		*

101.LAB	XBRL Taxonomy Extension Label Linkbase		*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase		*

DATA BACKUP SOLUTIONS, INC.

(Formerly: CLOUDWEB, INC., formerly FORMIGLI INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Data Backup Solutions, Inc.:

We have audited the accompanying consolidated balance sheets of Data Backup Solutions, Inc. (“the Company”) as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Data Backup Solutions, Inc., as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
April 25, 2017

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current Assets
Cash and cash equivalents	$2,080	$5,599
Total Current Assets	2,080	5,599

Equipment, net	79	394
Goodwill	89,496	89,496
TOTAL ASSETS	91,655	95,489

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$14,682	$5,770
Due to related parties	148,403	86,764
Due to third party	57,535	10,000
Total Current Liabilities	220,620	102,534

Long-term liabilities
Promissory note	8,293	-

Total Liabilities	228,913	102,534

Stockholders’ Equity (Deficit)
Common stock, no par value; 500,000,000 shares authorized, 3,140,764 and 25,000 shares issued and outstanding respectively;	-	-
Additional paid-in capital	112,127	16,810
Shareholder receivable	(20,542)	(25,559)
Accumulated deficit	(226,355)	2,940
Accumulated other comprehensive income (loss)	(2,488)	(1,236)
Total Stockholders’ Equity (Deficit)	(137,258)	(7,045)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$91,655	$95,489

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2016	2015

REVENUE	$30,752	$31,022
COST OF SERVICES	20,160	8,523
GROSS PROFIT	10,592	22,499

OPERATING EXPENSES
Administrative Expenses	11,078	6,053
Depreciation	394	238
Professional fees	182,825	1,698
Salaries and payroll	49,513	20,942
Total Operating Expenses	243,810	28,931

INCOME (LOSS) FROM OPERATIONS	(229,218)	(6,433)

OTHER INCOME/(EXPENSE)
Interest expense	(77)	-

INCOME (LOSS) BEFORE INCOME TAXES	(229,295)	(6,433)
Provision for income taxes	-	-

NET LOSS	$(229,295)	$(6,433)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(1,252)	(169)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(230,547)	(6,602)

Basic and Diluted Income (Loss) per Common Share	$(0.09)	$(0.26)
Basic and Diluted Weighted Average Common Shares Outstanding	2,558,855	25,000

*Adjusted for reverse stock split 100:1

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

						Accumulated
	Common Stock		Additional			Other	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Shareholder Receviable	Comprehensive Loss	Stockholders' Deficiency

Balance - December 31, 2015	2,500,000	$-	$16,810	$2,940	$(25,559)	$(1,236)	$(7,045)
Recapitalization: shares issued as part of reverse merger	310,013,800	-	-	-	-	-	-
Stock-based compensation	1,562,569	-	95,317	-	-	-	95,317
Net loss	-	-	-	(229,295)	-	-	(229,295)
Shareholder receivable					5,017		5,017
Reverse split, 100:1, November 20, 2016	(310,935,605)	-	-	-	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	(1,252)	(1,252)
Balance - December 31, 2016	3,140,764	$-	$112,127	$(226,355)	$(20,542)	$(2,488)	$(137,258)

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(229,295)	$(6,433)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	394	563
Stock based compensation	95,317	497
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,833	2,195
Net cash provided by operating activities	(124,751)	(3,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder	5,017	(30,247)
Net cash used in investing activities	5,017	(30,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	61,639	16,230
Due to a third party	47,535	10,000
Promissory note	8,293	-
Net cash provided by financing activities	117,467	26,230

Effects on changes in foreign exchange rate	(1,252)	(169)

Net increase in cash and cash equivalents	(3,519)	(7,363)
Cash and cash equivalents - beginning of period	5,599	12,962
Cash and cash equivalents - end of period	$2,080	$5,599

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$1,036

Non-Cash Investing and Financing Activity:
Common stock issued for services	$95,317	$-

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

The business combination as a result of the Share Exchange Agreement described above is deemed to be a reverse acquisition pursuant to SEC guidance, ASC 805-40-25-1, which provides that the merger of a private operating company into a public corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public entity continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the public corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded. Goodwill reflected on the balance sheets as at December 31, 2016 and December 31, 2015 is goodwill carried on the books of the consolidated subsidiary, Data Cloud Inc.

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

On November 20, 2016, the Company completed a 100 for 1 reverse split for all issued and outstanding shares.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of DATA BACKUP SOLUTIONS, INC. and its wholly-owned subsidiary, Data Cloud Inc,. including its wholly-owned subsidiary Web Hosting Solutions Ltd. All significant intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Re-measurement

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash, prepayments and the Company’s loan from shareholder approximates its fair value due to their short-term maturity.

Property and Equipment

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

Long-lived Assets

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Goodwill and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The fair value as of the testing date is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company determined to test its recorded goodwill for impairment as at December 31, 2016 using expected future discounted cash flows. There was no impairment loss recorded as at December 31, 2016.

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."

The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Revenue related to the sale of products and services is fully recognized when the above criteria are met.

Share-based Expenses

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

There were $95,317 share-based expenses for the year ended December 31, 2016 and $497 for the period ended December 31, 2015.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2016, there were no unrecognized tax benefits.

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2016 and 2015.

Recent accounting pronouncements

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

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

For the year ended December 31, 2016, the Company used net cash in operations of $124,751. In addition, the Company had a working capital deficit as of December 31, 2016. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had amounts owing to an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors of $137,316 and $73,461 as December 31, 2016 and December 31, 2015. The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing to an entity owned by a director of the Company of $11,087 (GBP £8,988) and $13,303 (GBP £8,988) as of December 31, 2016 and December 31, 2015 respectively. The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing from a director of the Company of $20,542 (GBP £16,652) and $25,559 (GBP £16,652) as of December 31, 2016 and December 31, 2015, respectively. The amounts are non-interest bearing and have no terms of repayment.

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

During the year ended December 31, 2016, the Company was charged fees of GBP36,520 (US$49,513) by Mr. Holland and paid Mr. Holland in full.

NOTE 5 – EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value. Transactions described herein reflect the impact of the reverse acquisition and recapitalization completed on January 28, 2016, and the reverse split 100:1, which occurred on November 20, 2016.

Common Shares

On March 22, 2016 the Company issued One Million Five Hundred Sixty-Two Thousand Five Hundred Sixty-Nine (1,562,569) shares to James Holland as compensation for his service on the Board. The Company recorded $95,317 as stock-based compensation in respect of the shares issued based on the fair market value of the shares on the date of issuance.

On November 20, 2016, the Company completed a 100 for 1 reverse split for all issued and outstanding shares.

As at December 31, 2016 and December 31, 2015 we had a total of 3,140,764 and 25,000 shares issued and outstanding.

NOTE 6 – PROMISSORY NOTE

On December 31, 2016, the Company entered into a promissory note agreement with an unrelated party. The promissory note bears interest at a rate of 2% per annum. The principal and interest on the promissory note are due December 31, 2019. The principal amount as of December 31, 2016 is $8,223, and interest accrued is $77.

NOTE 7 – INCOME TAXES

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

The provision for income taxes in US consists of the following:

	Years ended
	December 31,
	2016	2015
Federal income tax benefit attributable to:
Current operations	$61,358	$-
Timing differences, Stock based compensation	(32,408)	-
Less: valuation allowance	(28,950)	-
Net provision for Federal income taxes	$-	$-

Income tax years for 2014 and 2015 are open to examination by the taxing authorities.

The Company is subject to taxation in the Great Britain. The Company’s income tax rate was 20% for 2016 and 2015.

The provision for income taxes in Great Britain consists of the following:

	Years ended
	December 31,
	2016	2015

Current operations	$9,751	$(947)
Less: valuation allowance	(9,751)	947
Net refundable amount	$-	$-

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2016 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

