Form 10-Q
period 2017-03-31
Data Backup Solutions, Inc.
filed 2017-05-12
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-199193
Commission File Number

Data Backup Solutions, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12A Greenhill Street, Dept. 106., Stratford Upon Avon Warwickshire, United Kingdom	CV376L
(Address of principal executive offices)	(Zip Code)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

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

Yes ☐ No ☒

314,076,369 common shares outstanding as of May 11, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DATA BACKUP SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED BALANCE SHEETS

 (Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$8,959	$2,080
Accounts receivable	2,471	-
Total Current Assets	11,430	2,080

Equipment, net	-	79
Goodwill	89,496	89,496
TOTAL ASSETS	100,926	91,655

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$21,953	$14,682
Deferred revenue	6,131	-
Due to related parties	152,033	148,403
Due to third party	82,535	57,535
Total Current Liabilities	262,652	220,620

Long-term Liabilities
Promissory note	8,468	8,293
Total Liabilities	271,120	228,913

Stockholders’ Equity (Deficit)
Common stock, no par value; 500,000,000 shares authorized, 3,140,764 shares issued and outstanding respectively;	-	-
Additional paid-in capital	112,127	112,127
Shareholder receivable	(20,542)	(20,542)
Accumulated deficit	(258,894)	(226,355)
Accumulated other comprehensive income (loss)	(2,885)	(2,488)
Total Stockholders’ Equity (Deficit)	(170,194)	(137,258)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$100,926	$91,655

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

REVENUE	$3,008	$8,915
COST OF SERVICES	4,622	4,586
GROSS PROFIT (LOSS)	(1,614)	4,329

OPERATING EXPENSES
Administrative Expenses	4,005	2,526
Depreciation	158	78
Professional fees	10,923	128,495
Salaries and payroll	15,799	12,485
Total Operating Expenses	30,885	143,584

INCOME (LOSS) FROM OPERATIONS	(32,499)	(139,255)

OTHER INCOME/(EXPENSE)
Interest expense	(40)	-
	(40)	-

INCOME (LOSS) BEFORE INCOME TAXES	(32,539)	(139,255)
Provision for income taxes	-	-

NET LOSS	$(32,539)	$(139,255)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustments	(397)	(1,013)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(32,936)	(140,268)

Basic and Diluted Income (Loss) per Common Share	$(0.01)	$(0.06)
Basic and Diluted Weighted Average Common Shares Outstanding	3,140,764	2,172,795

*Adjusted for reverse stock split 100:1

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,539)	$(139,255)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	158	78
Stock based compensation	-	95,317
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,192	14,054
Accounts receivable	(2,471)
Deferred revenue	6,131	-
Accrued interest	175
Net cash provided by operating activities	(21,354)	(29,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder	-	(327)
Net cash used in investing activities	-	(327)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	3,630	23,304
Due to a third party	25,000	22,700
Net cash provided by financing activities	28,630	46,004

Effects on changes in foreign exchange rate	(397)	(426)

Net increase in cash and cash equivalents	6,879	15,445
Cash and cash equivalents - beginning of period	2,080	5,599
Cash and cash equivalents - end of period	$8,959	$21,044

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$-	$95,317

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

The business combination as a result of the Share Exchange Agreement described above is deemed to be a reverse acquisition pursuant to SEC guidance, ASC 805-40-25-1, which provides that the merger of a private operating company into a public corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with shareholders of the former public entity continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the public corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible should be recorded. Goodwill reflected on the balance sheets as at March 31, 2017 and December 31, 2016 is goodwill carried on the books of the consolidated subsidiary, Data Cloud Inc.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 25, 2017.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year -end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of DATA BACKUP SOLUTIONS, INC. and its wholly-owned subsidiary, Data Cloud Inc., including its wholly-owned subsidiary Web Hosting Solutions Ltd. All significant intercompany balances and transactions have been eliminated.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in business combinations. Goodwill and other indefinite-lived intangible assets are not amortized but are tested at least annually for impairment. The fair value as of the testing date is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. The Company determined to test its recorded goodwill for impairment as at December 31, 2016 using expected future discounted cash flows. There was no impairment loss recorded as at March 31, 2017, or December 31, 2016.

Revenue Recognition and Deferred Revenue

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,"Revenue Recognition."

The Company recognizes revenue from services only when all of the following criteria have been met:

i)	Persuasive evidence for an agreement exists;

ii)	Service has been provided;

iii)	The fee is fixed or determinable; and,

iv)	Collection is reasonably assured.

Revenue related to the sale of products and services is fully recognized when the above criteria are met. To the extent that payments received from a customer are related to a future period service, the payment is recorded as deferred revenue until the service is provided or the usage occurs.

Subscription and support revenues are recognized ratably over the contract terms beginning on the commencement date of each contract, which is the date the Company’s service is made available to customers.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met.

During the three month period ended March 31, 2017, the Company implemented a new Customer Relationship Management (CRM) system. Due to the new information available to the company through implementation of the CRM system, the Company is now able to record deferred revenues based on the terms of agreements signed with customers. The Company has accounted for this as a change in accounting estimate, which affects the current period, and future periods.

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

There were $0 share-based expenses for the three month period ended March 31, 2017, and 2016.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2017, there were no unrecognized tax benefits.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended March 31, 2017 or 2016.

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

NOTE 3 – GOING CONCERN

For the three months ended March 31, 2017, the Company used net cash in operations of $21,354. In addition, the Company had a working capital deficit as of March 31, 2017 of $251,222. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had amounts owing to an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors of $137,316 and $137,316 as March 31, 2016 and December 31, 2016. The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing to an entity owned by a director of the Company of $11,267 (GBP £8,988) and $11,087 (GBP £8,988) as of March 31, 2017 and December 31, 2016 respectively. The amounts are non-interest bearing and have no terms of repayment.

The Company’s operating subsidiary had amounts owing from a director of the Company of $20,542 (GBP £16,652) and $20,542 (GBP £16,652) as of March 31, 2017 and December 31, 2016, respectively. The amounts are non-interest bearing and have no terms of repayment.

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

During the three months ended March 31, 2017, the Company was charged fees of GBP12,750(US$15,799) by Mr. Holland and paid Mr. Holland in full.

NOTE 5 – LOANS

On December 31, 2016, the Company entered into a promissory note agreement with an unrelated party. The promissory note bears interest at a rate of 2% per annum. The principal and interest on the promissory note are due December 31, 2019. The principal amount as of March 31, 2017 is $8,223, and interest accrued is $112.

NOTE 6 - EQUITY

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

As at March 31, 2017 and December 31, 2016, we had a total of 3,140,764 shares issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On January 28, 2016, the Company concluded a Share Exchange Agreement (“Share Exchange Agreement”) entered into with Zhi De Liao, whereby the Company issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

WHS has been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, the Company elected to enter into the web hosting industry and discontinue its former business operations.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017 and audited financial statements for the year ended December 31, 2016, along with the accompanying notes.

At March 31, 2017 we had cash on hand totaling $8,959, total assets of $100,926 and total liabilities of $271,120.

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

We generated a gross loss during the three months ended March 31, 2017 of $1,614 as compared to a gross profit of $4,329 during the three months ended March 31, 2016. Gross revenues for the three months ended March 31, 2017 and 2016 were $3,008 and $8,915, respectively. Costs of services during the three months ended March 31, 2017 was $4,622 compared to $4,586 for the three months ended March 31, 2016. We continue to incur administrative costs related to filing requirements as a public issuer and ongoing operations as well as operating costs related to our core business. Such operating expenses totaled $30,885 for the three months ended March 31, 2017 as compared to $143,584 for the three months ended March 31, 2016. Operating expenses during the three months ended March 31, 2017 include professional fees of $10,923 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, salaries of $15,799, administrative expenses of $4,005, and depreciation of $158. Operating expenses during the three months ended March 31, 2016 include professional fees of $128,495 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, salaries of $12,485, administrative expenses of $2,526, and depreciation of $78. The Company recorded a net loss of $32,539 for the three months ended March 31, 2017, as compared to a net loss of $139,255 for the three months ended March 31, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

SEC Ref. No.	Title of Document

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA BACKUP SOLUTIONS, INC.

Date: May 12, 2017	By:	/s/ Zhi De Liao
	Name:	Zhi De Liao
	Title:	President, Chief Executive Officer, Chief Financial Officer

