Form 10-Q
period 2017-06-30
Data Backup Solutions, Inc.
filed 2017-08-14
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333-199193

Commission File Number

Data Backup Solutions, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12A Greenhill Street, Dept. 106, Stratford Upon Avon Warwickshire, United Kingdom	CV376L
(Address of principal executive offices)	(Zip Code)

+ 44 20 8050 2379
(Registrant’s telephone number, including area code)

Cloudweb, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

314,076,369 common shares outstanding as of June 30, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

DATA BACKUP SOLUTIONS, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Due from related party	-	73,461
Total Current Assets	-	73,461

TOTAL ASSETS	-	73,461

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$14,823	$14,682
Due to related parties	163,526	137,316
Net liabilities of discontinued operations	-	58,721
Total Current Liabilities	178,349	210,719

Total Liabilities	178,349	210,719

Stockholders’ Equity (Deficit)
Common stock, no par value; 500,000,000 shares authorized, 3,140,764 shares issued and outstanding respectively;	-	-
Additional paid-in capital	95,317	95,317
Accumulated deficit	(200,206)	(173,854)
Accumulated deficit from discontinued operations	(73,460)	(58,721)
Total Stockholders’ Equity (Deficit)	(178,349)	(137,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$(0)	$73,461

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	ThreeMonthsEnded		Six Months Ended
	June30,		June 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-
COST OF SERVICES	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Administrative Expenses	-	49	-	84
Depreciation			-	-
Professional fees	16,170	26,798	26,353	148,237
Salaries and payroll			-	-
Total Operating Expenses	16,170	26,848	26,353	148,322

INCOME (LOSS) FROM CONTINUED OPERATIONS	(16,170)	(26,848)	(26,353)	(148,322)

Provision for income taxes	-	-	-	-
Net Loss from continuing operations	(16,170)	(26,848)	(26,353)	(148,322)

LOSS FROM DISCONTINUED OPERATIONS	(22,754)	(13,177)	(96,216)	(32,971)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.01)	(0.01)	(0.01)	(0.06)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	(0.01)	(0.00)	(0.03)	(0.01)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.04)	$(0.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,140,764	3,140,764	3,140,764	2,656,779

*Adjusted for reverse stock split 100:1

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(26,353)	$(148,322)
Net loss from discontinued operations, net of tax benefit	(96,216)	(32,971)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	-	-
Stock based compensation	-	95,317
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	143	(168,139)
Due from related party	73,461	-
Change in Assets (Liabilities) from discontinued operations	22,755	157,222
Net cash provided by operating activities	(26,210)	(96,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	26,210	121,819
Due to a third party	-	(73,461)
Net cash provided by financing activities	26,210	48,358

Net increase in cash and cash equivalents	-	(48,535)
Cash and cash equivalents - beginning of period	-	48,561
Cash and cash equivalents - end of period	$-	$25

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$-	$95,317

The accompanying notes are an integral part of these audited financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

DATA BACKUP SOLUTIONS, INC. (the “Company”, or “Data Backup”) is a Florida corporation incorporated on May 25, 2014 as Formigli Inc. In December, 2015 the Company changed its name to Data Backup, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions Inc.

We were previously engaged in in the global exclusive distribution of Formigli Bicycles.

On December 3, 2015 the Company increased its authorized share capital from 100,000,000 shares to 500,000,000 shares, no par value, and completed a 100 for 1 forward split for all issued and outstanding shares. All share and per share values have been retroactively impacted to reflect the forward split.

On January 28, 2016, Data Backup concluded a Share Exchange Agreement entered into with Liao Zhi De, whereby Data Backup issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owned 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

At the time WHS had been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, Data Backup elected to enter into the web hosting industry and discontinue its former business operations.

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

On April 1, 2017, Data Backup Solutions, Inc. a Florida corporation (the “Company” or “Data Backup”), entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by the Company as the result of the losses of the Company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $22,755 USD for the first three (3) months ended March 31, 2017, the Company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return. The Company’s only operations were carried on by WHS, and upon the Company transferring 100% of the issued and outstanding equity interests of Data Cloud to a third party, the Company will likely become a shell company as defined in the rules promulgated under the Securities and Exchange Act of 1934. The Company is party to an existing Employment Agreement with James Holland, who is the former owner of WHS.

The Purchase Agreement was approved by the shareholders of the Company owning a majority of the voting stock of the Company on April 1, 2017. The Closing of the Purchase Agreement occurred on April 1, 2017.

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 25, 2017.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

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

Fair Value of Financial Instruments

ASC 820 “Fair Value Measurements and Disclosures” establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non-Employees.” Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were $0 share-based expenses for the six month periods ended June 30, 2017, and 2016.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2017, there were no unrecognized tax benefits.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended June 30, 2017 or 2016.

Recent accounting pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

NOTE 3 – GOING CONCERN

For the six months ended June 30, 2017, the Company used net cash in operations of $26,210. In addition, the Company had a working capital deficit as of June 30, 2017 of $178,349. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of the disposition of subsidiaries and decreases in operating expenses. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had amounts owing to an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors of $163,526 and $137,316 as June 30, 2017 and December 31, 2016. The amounts are non-interest bearing and have no terms of repayment.

NOTE 5 - EQUITY

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

As at June 30, 2017 and December 31, 2016, we had a total of 3,140,764 shares issued and outstanding.

NOTE 6 – DISCONTINUED OPERATIONS

On April 1, 2017, the Company disposed of its fully owned subsidiaries, Data Cloud and Web Hosting Solutions Ltd.

At the time of sale, the combined subsidiaries had assets of $100,926, liabilities of $182,401, and stockholders’ deficit of $81,475. As a result of the disposition of the subsidiaries, the Company recorded a loss from discontinued operations of $96,216, consisting of the net loss of the subsidiaries for the three months ended April 1, 2017 of $22,755, and a write-down of intercompany receivables of $73,461. No proceeds were received in the disposition transaction.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent June 30, 2017 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” means Data Backup Solutions, Inc., unless otherwise indicated.

Overview

DATA BACKUP SOLUTIONS, INC. (“DATA BACKUP” or the “Company”), formerly known as Cloudweb, Inc., formerly known as Formigli, Inc., was incorporated in the State of Florida on May 25, 2014. Zhi De Liao is the Chief Executive Officer. Our headquarters are located at 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF.

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

On January 28, 2016, the Company concluded a Share Exchange Agreement (“Share Exchange Agreement”) entered into with Zhi De Liao, whereby the Company issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owned 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

At the time WHS had been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, the Company elected to enter into the web hosting industry and discontinue its former business operations.

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

In November 10, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by) decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of 1 share for each one hundred shares (100) shares currently issued and outstanding (the “Reverse Split”). However, the Reverse Split has not yet been effected by FINRA.

On December 1, 2016, the Company entered into an Employment Agreement with James Holland, the Company’s current Chief Operating Officer (“COO”). The Company employs Mr. Holland as COO and as Chief Technology Officer (“CTO”).

On April 1, 2017, Data Backup Solutions, Inc. a Florida corporation (the “Company” or “Data Backup”), entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by the Company as the result of the losses of the Company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $21,818 USD for the first three (3) months ended March 31, 2017, the Company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return. The Company’s only operations were carried on by WHS, and upon the Company transferring 100% of the issued and outstanding equity interests of Data Cloud to a third party, the Company will likely become a shell company as defined in the rules promulgated under the Securities and Exchange Act of 1934. The Company is party to an existing Employment Agreement with James Holland, who is the former owner of WHS.

The Purchase Agreement was approved by the shareholders of the Company owning a majority of the voting stock of the Company on April 1, 2017. The Closing of the Purchase Agreement occurred on April 1, 2017.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Discontinued Operations

On April 1, 2017, as a result of the transactions under the Purchase Agreement, the Company discontinued its web hosting business.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2017 and audited financial statements for the year ended December 31, 2016, along with the accompanying notes.

At June 30, 2017 we had cash on hand totaling $0, total assets of $0 and total liabilities of $178,349.

We anticipate we will need to secure additional funds in order to continue our business. We believe that we will be able to obtain loans from a current shareholder of the Company to meet shortfalls; however we cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to maintaining our reporting company status (estimated at 60,000 for the next twelve (12) months). Furthermore, there is no guarantee we will receive the required financing to continue our business; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our business. If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

For the three months ended June 30, 2017 and 2016, the Company had a net loss from discontinued operations of $22,754 and $13,177, respectively.

We had a net loss from continuing operations of $16,170 for the three months ended June 30, 2017 as compared to a net loss from continuing operations of $26,848 for the three months ended June 30, 2016. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended June 30, 2017 and 2016. We continue to incur professional fees. Operating expenses during the three months ended June 30, 2017 include professional fees of $16,170 consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the three months ended June 30, 2016 include professional fees of $26,798 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, and administrative expenses of $49.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

For the six months ended June 30, 2017 and 2016, the Company had a net loss from discontinued operations of $96,216 and $32,971, respectively.

We had a net loss from continuing operations of $26,353 for the six months ended June 30, 2017 as compared to a net loss from continuing operations of $148,322 for the six months ended June 30, 2016. Due to our discontinued operations, we recorded no revenue or cost of services for the six months ended June 30, 2017 and 2016. We continue to incur professional fees. Operating expenses during the six months ended June 30, 2017 include professional fees of $26,353 consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the six months ended June 30, 2016 include professional fees of $148,237 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, and administrative expenses of $84.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2018, with early application permitted. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. This standard is not expected to have a material impact on our financial position, results of operations or statement of cash flows upon adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

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

DATA BACKUP SOLUTIONS, INC.

Date: August 14, 2017	By:	/s/ Zhi De Liao
	Name:	Zhi De Liao
	Title:	President, Chief Executive Officer, Chief Financial Officer

