Form 10-Q/A
period 2017-03-31
Cloudweb, Inc.
filed 2018-01-02
CIK 1619227

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

Data Backup Solutions, Inc.
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

Yes ☐ No ☒

785,191 common shares outstanding as of May 11, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Cloudweb Inc., (formerly Data Backup Solutions, Inc.) for the period ended March 31, 2017 (the “Form 10-Q/A”), originally filed with the Securities and Exchange Commission on May 12, 2017 (the "Original Form 10-Q"), is to amend and restate the financial statements and notes thereto, of the Original Form 10-Q. The restatement of our financial statements and notes thereto in this Form 10-Q/A reflects the inclusion of promissory notes and interest expense that was not accounted for in the Original Form 10-Q.

As set forth herein, this amendment and the restatement arose solely from the omission of certain promissory notes entered into during the quarter ended March 31, 2017 and were not related to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

This Form 10-Q/A also contains currently dated certifications as Exhibits 31.1 and 32.1. This Form 10-Q/A supersedes the Original Form 10-Q as filed in its entirety. This Form 10-Q/A speaks as of the filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

Data Backup Solutions, Inc. subsequently changed its name to Cloudweb, Inc. on October 18, 2017 but the 10Q/A has not been updated throughout.

Data Backup Solutions, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Restated)

	March 31, 2017	December 31, 2016
	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$8,959	$2,080
Accounts receivable	2,471	-
Total Current Assets	11,430	2,080

Equipment, net	-	79
Goodwill	89,496	89,496
TOTAL ASSETS	100,926	91,655

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$21,953	$14,682
Deferred revenue	6,131	-
Due to related parties	14,717	148,403
Due to third party	82,535	57,535
Total Current Liabilities	125,336	220,620

Long-term Liabilities
Promissory notes and accrued interest – related parties	155,289	8,293
Total Liabilities	280,625	228,913

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 785,191 shares issued and outstanding respectively;	-	-
Additional paid-in capital	112,127	112,127
Shareholder receivable	(20,542)	(20,542)
Accumulated deficit	(268,399)	(226,355)
Accumulated other comprehensive loss	(2,885)	(2,488)
Total Stockholders’ Deficit	(179,699)	(137,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,926	$91,655

The accompanying notes are an integral part of these unaudited restated consolidated financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Restated)

	Three Months Ended
	March 31,
	2017	2016
	(Restated)

REVENUE	$3,008	$8,915
COST OF SERVICES	4,622	4,586
GROSS PROFIT (LOSS)	(1,614)	4,329

OPERATING EXPENSES
Administrative Expenses	4,005	2,526
Depreciation	158	78
Professional fees	10,923	128,495
Salaries and payroll	15,799	12,485
Total Operating Expenses	30,885	143,584

LOSS FROM OPERATIONS	(32,499)	(139,255)

OTHER EXPENSES
Interest expense – related parties	(9,545)	-
	(9,545)	-

LOSS BEFORE INCOME TAXES	(42,044)	(139,255)
Provision for income taxes	-	-

NET LOSS	$(42,044)	$(139,255)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments	(397)	(1,013)
TOTAL COMPREHENSIVE LOSS	$(42,441)	(140,268)

Basic and Diluted Loss per Common Share	$(0.05)	$(0.26)
Basic and Diluted Weighted Average Common Shares Outstanding	785,191	543,199

*Adjusted for reverse stock split 400:1

The accompanying notes are an integral part of these unaudited restated consolidated financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Restated)

	Three Months Ended
	March 31,
	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,044)	$(139,255)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	158	78
Stock based compensation	-	95,317
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	7,192	14,054
Accounts receivable	(2,471)
Deferred revenue	6,131	-
Accrued interest – related parties	9,680
Net cash used in operating activities	(21,354)	(29,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to shareholder	-	(327)
Net cash used in investing activities	-	(327)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	3,630	23,304
Due to a third party	25,000	22,700
Net cash provided by financing activities	28,630	46,004

Effects on changes in foreign exchange rate	(397)	(426)

Net increase in cash and cash equivalents	6,879	15,445
Cash and cash equivalents - beginning of period	2,080	5,599
Cash and cash equivalents - end of period	$8,959	$21,044

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of promissory note to replace the amount due to related party	$137,316	$-
Common stock issued for services	$-	$95,317

The accompanying notes are an integral part of these unaudited restated consolidated financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Restated)

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

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

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

Foreign Currency Translation and Re-measurement

The Company’s subsidiary Web Hosting Solutions Ltd functional currency is British Pound and reporting currency is the U.S. dollar. All transactions initiated in British Pounds are translated into U.S. dollars in accordance with ASC 830-30, “Translation of Financial Statements,” as follows:

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

Revenue Recognition and Deferred Revenue

The Company recognizes revenue from the sale of products and services in accordance with ASC 605,”Revenue Recognition.”

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

There were $0 and $95,317 share-based expenses for the three month period ended March 31, 2017, and 2016.

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

NOTE 3 – RESTATEMENT

On November 13, 2017, the Company determined that there was an error in amount due to the related party due to the oversight for not recording the issuance of the promissory notes of $137,316 to replace the related party advances and accrued interest for the three months ended March 31, 2017 of $9,505. As a result of this error, the Company has restated its unaudited Consolidated Statement of Financial Statements for the three months ended March 31, 2017. The following table summarizes the restatement changes made to the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2017 previously filed.

Consolidated Balance Sheets

	Originally	Restatement
	Reported	Adjustment	As Restated

Due to related parties	$152,033	$(137,316)	$14,717
Promissory notes and accrued interest – related parties	$8,468	$146,821	$155,289
Accumulated deficit	$(258,894)	$(9,505)	$(268,399)
	$(98,393)	$-	$(98,393)

Consolidated Statements of Operations

	Originally	Restatement
	Reported	Adjustment	As Restated

Interest expense – related parties	$(40)	$(9,505)	$(9,545)

Consolidated Statements of Cash Flows

	Originally	Restatement
	Reported	Adjustment	As Restated

Net loss	$(32,539)	$(9,505)	$(42,044)
Accrued interest – related parties	$175	$9,505	$9,680
Net cash used in operating activities	$(21,354)	$-	$(21,354)

NOTE 4 – GOING CONCERN

For the three months ended March 31, 2017, the Company used net cash in operations of $21,354. In addition, the Company had a working capital deficit as of March 31, 2017 of $113,906. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of an increase in revenue and a decrease in certain operating expenses, although there can be no assurance thereof. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 5 – RELATED PARTY TRANSACTIONS

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at a rate of 28% per annum, and is payable on December 31, 2019.

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

During the three months ended March 31, 2017, the Company was charged fees of GBP12,750 (US$15,799) by Mr. Holland and paid Mr. Holland in full.

NOTE 6 – PROMISSORY NOTES – RELATED PARTIES

On December 31, 2016, the Company entered into a promissory note agreement with an unrelated party. The promissory note bears interest at a rate of 2% per annum. The principal and interest on the promissory note are due December 31, 2019. The principal amount as of March 31, 2017 is $8,223, and interest accrued is $112.

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at a rate of 28% per annum, and is payable on December 31, 2019. The principal amount as of March 31, 2017 is $137,316, and interest accrued is $9,505.

NOTE 7 - EQUITY

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

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

As at March 31, 2017 and December 31, 2016, we had a total of 785,191 shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2017 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Recent Developments

The Company, formerly known as Data Backup Solutions, Inc. , formerly known as Formigli Inc., was a company in the development stages that planned to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli. Amy Chaffe, who was the President, Chief Executive Officer, Chief Financial Officer, founded the Company.

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

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017 and audited financial statements for the year ended December 31, 2016, along with the accompanying notes.

At March 31, 2017 we had cash on hand totaling $8,959, total assets of $100,926 and total liabilities of $280,625.

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016

We generated a gross loss during the three months ended March 31, 2017 of $1,614 as compared to a gross profit of $4,329 during the three months ended March 31, 2016. Gross revenues for the three months ended March 31, 2017 and 2016 were $3,008 and $8,915, respectively. Costs of services during the three months ended March 31, 2017 was $4,622 compared to $4,586 for the three months ended March 31, 2016. We continue to incur administrative costs related to filing requirements as a public issuer and ongoing operations as well as operating costs related to our core business. Such operating expenses totaled $30,885 for the three months ended March 31, 2017 as compared to $143,584 for the three months ended March 31, 2016. Operating expenses during the three months ended March 31, 2017 include professional fees of $10,923 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, salaries of $15,799, administrative expenses of $4,005, and depreciation of $158. Operating expenses during the three months ended March 31, 2016 include professional fees of $128,495 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, salaries of $12,485, administrative expenses of $2,526, and depreciation of $78. Other expenses for the three months ended March 31, 2017 include interest expense from related party promissory notes of $9,545, compared to $0 for the three months ended March 31, 2016. The Company recorded a net loss of $42,044 for the three months ended March 31, 2017, as compared to a net loss of $139,255 for the three months ended March 31, 2016.

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

CLOUDWEB, INC.

Date: January 2, 2018	By:	/s/ Zhi De Liao
	Name:	Zhi De Liao
	Title:	President, Chief Executive Officer, Chief Financial Officer

