Form 10-Q/A
period 2017-06-30
Cloudweb, Inc.
filed 2018-01-02
CIK 1619227

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

785,191 common shares outstanding as of June 30, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q of Cloudweb Inc., (formerly Data Backup Solutions, Inc.) for the period ended June 30, 2017 (the “Form 10-Q/A”), originally filed with the Securities and Exchange Commission on August 14, 2017 (the "Original Form 10-Q"), is to amend and restate the financial statements and notes thereto, of the Original Form 10-Q. The restatement of our financial statements and notes thereto in this Form 10-Q/A reflects the inclusion of promissory notes and interest expense that was not accounted for in the Original Form 10-Q.

As set forth herein, this amendment and the restatement arose solely from the omission of certain promissory notes entered into during the quarter ended March 31, 2017, effecting the quarter ended June 30, 2017 but were not related to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Data Backup Solutions, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Restated)

	June 30, 2017	December 31, 2016
	(Restated)
ASSETS
Current Assets
Due from related party	$-	$73,461

TOTAL ASSETS	-	73,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$14,823	$14,682
Due to related parties	26,210	137,316
Net liabilities of discontinued operations	-	58,721
Total Current Liabilities	41,033	210,719

Long-term Liabilities
Promissory note and accrued interest – related party	156,540	-
Total Liabilities	197,573	210,719

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 785,191 shares issued and outstanding respectively;	-	-
Additional paid-in capital	95,317	95,317
Accumulated deficit	(219,430)	(173,854)
Accumulated deficit from discontinued operations	(73,460)	(58,721)
Total Stockholders’ Deficit	(197,573)	(137,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$73,461

The accompanying notes are an integral part of these unaudited restated consolidated financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Restated)

	Three Months Ended		Six Months Ended
	June30,		June 30,
	2017	2016	2017	2016
	(Restated)		(Restated)

REVENUE	$-	$-	$-	$-
COST OF SERVICES	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Administrative Expenses	-	49	-	84
Professional fees	16,170	26,798	26,353	148,237
Total Operating Expenses	16,170	26,848	26,353	148,322

LOSS FROM OPERATIONS	(16,170)	(26,848)	(26,353)	(148,322)

OTHER EXPENSES
Interest expense – related party	(9,719)	-	(19,224)	-
	(9,719)	-	(19,224)	-

LOSS FROM CONTINUED OPERATIONS	(25,889)	(26,848)	(45,577)	(148,322)

Provision for income taxes	-	-	-	-
Net Loss from continuing operations	(25,889)	(26,848)	(45,577)	(148,322)

LOSS FROM DISCONTINUED OPERATIONS	(22,754)	(13,177)	(96,216)	(32,971)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.03)	(0.03)	(0.06)	(0.22)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	(0.03)	(0.02)	(0.12)	(0.05)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.06)	$(0.05)	$(0.18)	$(0.27)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	785,191	785,191	785,191	664,195

*Adjusted for reverse stock split 400:1

The accompanying notes are an integral part of these unaudited restated consolidated financial statements.

DATA BACKUP SOLUTIONS, INC.

(formerly Cloudweb, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(Restated)

	Six Months Ended
	June 30,
	2017	2016
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(45,577)	$(148,322)
Net loss from discontinued operations, net of tax benefit	(96,216)	(32,971)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock based compensation	-	95,317
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	143	(168,139)
Due from related party	73,461	-
Accrued interest – related party	19,224	-
Change in Assets (Liabilities) from discontinued operations	22,755	157,222
Net cash used in operating activities	(26,210)	(96,893)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	26,210	121,819
Due to a third party	-	(73,461)
Net cash provided by financing activities	26,210	48,358

Net decrease in cash and cash equivalents	-	(48,535)
Cash and cash equivalents - beginning of period	-	48,561
Cash and cash equivalents - end of period	$-	$25

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of promissory note to replace the amount due to related party	$137,316	$-
Common stock issued for services	$-	$95,317

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

There were $0 and $95,317 share-based expenses for the six month periods ended June 30, 2017, and 2016.

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

NOTE 3 – RESTATEMENT

On November 13, 2017, the Company determined that there was an error in amount due to the related party due to the oversight for not recording the issuance of the promissory notes of $137,316 to replace the related party advances and accrued interest for the six months ended June 30, 2017 of $19,224. As a result of this error, the Company has restated its unaudited Consolidated Statement of Financial Statements for the six months ended June 30, 2017. The following table summarizes the restatement changes made to the Consolidated Balance Sheets, Statements of Operations and Statements of Cash Flows for the six months ended June 30, 2017 previously filed.

Consolidated Balance Sheets

	Originally	Restatement
	Reported	Adjustment	As Restated

Due to related parties	$163,526	$(137,316)	$26,210
Promissory notes and accrued interest – related party	$-	$156,540	$156,540
Accumulated deficit	$(200,206)	$(19,224)	$(219,430)
	$(36,680)	$-	$(36,680)

Consolidated Statements of Operations

	Originally	Restatement
	Reported	Adjustment	As Restated

Interest expense- related party <six months ended June 30, 2017>	$-	$(19,224)	$(19,224)

Interest expense – related party <three months ended June 30, 2017>	$-	$(9,719)	$(9,719)

Consolidated Statements of Cash Flows

	Originally	Restatement
	Reported	Adjustment	As Restated

Net loss	$(26,353)	$(19,224)	$(45,577)
Accrued interest related party	$-	$19,224	$19,224
Net cash used in operating activities	$(26,210)	$-	$(26,210)

NOTE 4 – GOING CONCERN

For the six months ended June 30, 2017, the Company used net cash in operations of $26,210. In addition, the Company had a working capital deficit as of June 30, 2017 of $41,033. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of the disposition of subsidiaries and decreases in operating expenses. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

NOTE 6 – PROMISSORY NOTE – RELATED PARTY

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at a rate of 28% per annum, and is payable on December 31, 2019. The principal amount as of June 30, 2017 is $137,316, and interest accrued is $19,224.

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

As at June 30, 2017 and December 31, 2016, we had a total of 785,191 shares issued and outstanding.

NOTE 8 – DISCONTINUED OPERATIONS

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

NOTE 9 – SUBSEQUENT EVENTS

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2017 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

At June 30, 2017 we had cash on hand totaling $0, total assets of $0 and total liabilities of $197,573.

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

We had a net loss from continuing operations of $25,889 for the three months ended June 30, 2017 as compared to a net loss from continuing operations of $26,848 for the three months ended June 30, 2016. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended June 30, 2017 and 2016. We continue to incur professional fees. Operating expenses during the three months ended June 30, 2017 include professional fees of $16,170 consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the three months ended June 30, 2016 include professional fees of $26,798 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, and administrative expenses of $49. Other expenses for the three months ended June 30, 2017 include interest expense from related party promissory note of $9,719, compared to $0 for the three months ended June 30, 2016.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016

For the six months ended June 30, 2017 and 2016, the Company had a net loss from discontinued operations of $96,216 and $32,971, respectively.

We had a net loss from continuing operations of $45,577 for the six months ended June 30, 2017 as compared to a net loss from continuing operations of $148,322 for the six months ended June 30, 2016. Due to our discontinued operations, we recorded no revenue or cost of services for the six months ended June 30, 2017 and 2016. We continue to incur professional fees. Operating expenses during the six months ended June 30, 2017 include professional fees of $26,353 consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the six months ended June 30, 2016 include professional fees of $148,237 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, and administrative expenses of $84. Other expenses for the six months ended June 30, 2017 include interest expense from related party promissory note of $19,224, compared to $0 for the six months ended June 30, 2016.

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

