Form 10-Q
period 2017-09-30
Cloudweb, Inc.
filed 2018-01-02
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

785,191 common shares outstanding as of December 29, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

CLOUDWEB, INC.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current Assets
Due from related party	$-	$73,461
Total Current Assets	-	73,461

TOTAL ASSETS	$-	$73,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$50,338	$14,682
Due to related parties	-	137,316
Net liabilities of discontinued operations	-	58,721
Total Current Liabilities	50,338	210,719

Convertible notes payable and accrued interest	92,604	-
Total Liabilities	142,942	210,719

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 785,191 shares issued and outstanding respectively;	-	-
Additional paid-in capital	157,877	95,317
Accumulated deficit	(204,604)	(173,854)
Accumulated deficit from discontinued operations	(96,215)	(58,721)
Total Stockholders’ Deficit	(142,942)	(137,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$73,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-
COST OF SERVICES	-	-	-	-
GROSS PROFIT (LOSS)	-	-	-	-

OPERATING EXPENSES
Administrative Expenses	-	35	-	119
Professional fees	9,304	12,978	35,657	161,215
Total Operating Expenses	9,304	13,012	35,657	161,334

OTHER INCOME (EXPENSES)
Gain on debt extinguishment	11,896	-	11,896	-
Interest expense	(10,520)	-	(29,744)	-
	1,376	-	(17,848)	-

LOSS FROM CONTINUED OPERATIONS	(7,928)	(13,012)	(53,505)	(161,334)

Provision for income taxes	-	-	-	-
Net Loss from continuing operations	(7,928)	(13,012)	(53,505)	(161,334)

LOSS FROM DISCONTINUED OPERATIONS	-	(6,313)	(96,216)	(36,056)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.01)	(0.02)	(0.07)	(0.23)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	(0.00)	(0.01)	(0.12)	(0.05)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.19)	$(0.28)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	785,191	785,191	785,191	704,821

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(53,505)	$(161,334)
Net loss from discontinued operations, net of tax benefit	(96,216)	(33,806)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment	(11,896)	-
Amortization of debt discount	9,144	-
Stock based compensation	-	95,317
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	35,657	(160,393)
Due from related party	73,461	-
Accrued interest	20,600	-
Change in Assets (Liabilities) from discontinued operations	22,755	158,057
Net cash used in operating activities	-	(102,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	127,059
Due to a third party	-	(73,461)
Net cash provided by financing activities	-	53,598

Net decrease in cash and cash equivalents	-	(48,561)
Cash and cash equivalents - beginning of period	-	48,561
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$-	$95,317
Issuance of promissory note to replace the amount due to related party	$137,316	$-
Issuance of convertible notes to replace promissory note	$125,420	$-
Beneficial conversion feature	$62,560	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Cloudweb, Inc. (the “Company”) is a Florida corporation incorporated on May 25, 2014 as Formigli Inc. In December, 2015 the Company changed its name to Data Backup, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions Inc. On October 1, 2017, the Company changed its name to Cloudweb, Inc.

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

Financial Statements Presented

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 25, 2017.

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

There were $0 and $95,317 share-based expenses for the nine month periods ended September 30, 2017, and 2016.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2017, there were no unrecognized tax benefits.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended September 30, 2017 or 2016.

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

NOTE 3 – GOING CONCERN

For the nine months ended September 30, 2017, the Company had a working capital deficit as of September 30, 2017 of $50,338. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2017 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of the disposition of subsidiaries and decreases in operating expenses. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s sole executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at 28% per annum, and is payable on December 31, 2019. On July 1, 2017, the holder of the promissory note entered into an Interest Purchase Agreement with four non-affiliated assignees whereby each assignee was assigned with a promissory note at the principal amount of $34,000 and accrued interest of $4,806.

NOTE 5 – CONVERTIBLE NOTES

	September 30,	December 31,
	2017	2016
Convertible Notes - July 2017	$136,000	$-
Less debt discount	(63,996)	-
	72,004	-
Less current portion of convertible note payable	-	-
Long-term convertible notes payable	$72,004	$-

On July 1, 2017, the Company replaced the promissory notes held by the four non-affiliated assignees with convertible notes at principal amount of $34,000, for total note principal amount of $136,000. The convertible notes bear interest at 4% per annum, has a two years repayment term and are convertible at $0.005 per share for the Company common stock.

The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. The addition of a substantive conversion feature that is not bifurcated indicates the note amendment is regarded as a note extinguishment. As a result of note extinguishment, we recognized $73,140 and $11,896 as discount on note from beneficial conversion feature and fair value difference and gain on extinguishment of debt, respectively, for the three month and nine month period ended September 30, 2017.

During the three months and nine months ended September 30, 2017, the Company recognized amortization of debt discount of $9,144 and interest expense of $1,375, respectively.

As of September 30, 2017, the convertible notes payable was $72,004, net of note discount of $63,996 and accrued interest payable was $20,600.

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

As at September 30, 2017 and December 31, 2016, we had a total of 785,191 shares issued and outstanding.

NOTE 7 – DISCONTINUED OPERATIONS

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

NOTE 8 – SUBSEQUENT EVENTS

On November 2, 2017, the Company issued a promissory note with a principal of $2,160 to an unaffiliated party. The promissory note bears interest at 60% per annum and is due on demand.

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent September 30, 2017 to the date these unaudited consolidated financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

As used in this quarterly report, the terms “we”, “us”, “our”, and “our company” means Cloudweb, Inc., unless otherwise indicated.

Overview

The Company was incorporated on May 25, 2014 under the name "Formigli, Inc.". On November 4, 2016, the name was changed to Data Backup Solutions, Inc. and on October 18, 2017, the Company changed its name back to Coudweb, Inc.

Our headquarters are located at 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF.

The Company was originally formed with the intent to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli.

On December 3, 2015, Amy Chaffe, the fomer President, Chief Executive Officer, Chief Financial Officer and founder of the Company, decided to conduct a corporate restructuring. The Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by (i) changing its name to “Cloudweb, Inc.”, (ii) increasing the Company’s authorized number of shares of common stock from 100 million to 500 million, and (iii) increasing the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 100 shares for every one (1) share currently issued and outstanding and made submission to FINRA with respect to the corporate action and requested a change of ticker symbol to "CLOU".

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

On November 4, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by changing its name to “Data Backup Solutions, Inc.” On November 10, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by) decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of 1 share for each one hundred shares (100) shares currently issued and outstanding. The submission of the change of name to Data Backup Solutions, Inc. and the reverse stock split was not completed and the submission was closed.

On December 1, 2016, the Company entered into an Employment Agreement with James Holland, the Company’s Chief Operating Officer and Chief Technology Officer.

On April 1, 2017, the Company, entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by the Company as the result of the losses of the Company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $21,818 USD for the first three (3) months ended March 31, 2017, the Company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return. In connection with the Closing, the employment agreement with James Holland was terminated and Mr. Holland was removed from the positions of Chief Operating Officer and Chief Technology Officer

The Purchase Agreement was approved by the shareholders of the Company owning a majority of the voting stock of the Company on April 1, 2017. The Closing of the Purchase Agreement occurred on April 1, 2017.

On October 1, 2017, a majority of stockholders of the Company and the board of directors approved a change of name of the Company from Data Backup Solutions, Inc. to the previous name, Cloudweb, Inc. Articles of Amendment to Articles of Incorporation to change the name were filed with the Florida Secretary of State on October 18, 2017.

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

Liquidity and Capital Resources

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2017 and audited financial statements for the year ended December 31, 2016, along with the accompanying notes.

At September 30, 2017 we had cash on hand totaling $0, total assets of $0 and total liabilities of $142,942.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2017 and 2016.

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

	Three Months Ended September 30,
	2017	2016	Change
Revenue	$-	$-	$-
Operating Expenses
Administrative expenses	-	35	(35)
Professional fees	9,304	12,978	(3,674)
Interest expense	(9,826)	-	(9,836)
Net Loss	$(19,130)	$(13,012)	$(6,118)

For the three months ended September 30, 2017 and 2016, the Company had a net loss from discontinued operations of $0 and $6,313, respectively.

We had a net loss from continuing operations of $7,928 for the three months ended September 30, 2017 as compared to a net loss from continuing operations of $13,012 for the three months ended September 30, 2016. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended September 30, 2017 and 2016. We continue to incur professional fees. Operating expenses during the three months ended September 30, 2017 include professional fees of $9,304 consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the three months ended September 30, 2016 include professional fees of $12,978 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, and administrative expenses of $35. Other income for the three months ended September 30, 2017 was $1,376, comprising of gain on debt extinguishment of $11,896 and interest expense of $10,520, compared to $0 for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016	Change
Revenue	$-	$-	$-
Operating Expenses
Administrative expenses	-	119	(119)
Professional fees	35,657	161,215	(125,558)
Interest expense	(29,050)	-	(29,050)
Net Loss	$(64,707)	$(161,334)	$94,627

For the nine months ended September 30, 2017 and 2016, the Company had a net loss from discontinued operations of $96,216 and $36,056, respectively.

We had a net loss from continuing operations of $53,505 for the nine months ended September 30, 2017 as compared to a net loss from continuing operations of $161,334 for the nine months ended September 30, 2016. Due to our discontinued operations, we recorded no revenue or cost of services for the nine months ended September 30, 2017 and 2016. We continue to incur professional fees. Operating expenses during the nine months ended September 30, 2017 include professional fees of $35,657 consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the nine months ended September 30, 2016 include professional fees of $161,215 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, and administrative expenses of $119. Other expenses for the nine months ended September 30, 2017 was $17,848, comprising of gain on debt extinguishment of $11,896 and interest expense of $29,744, compared to $0 for the nine months ended September 30, 2016.

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

