Form 10-K
period 2017-12-31
Cloudweb, Inc.
filed 2018-04-02
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-199193

Cloudweb, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12A Greenhill Street, Dept. 106 Strafford Upon Avon Warwickshire, United Kingdom	CV376L
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 773-236-8132

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2017 was $122,538 based on a $0.0073 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

20,786,082 common shares as of March 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

Forward Looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Cloudweb, Inc., unless otherwise indicated.

General Overview

Our Company was incorporated on May 25, 2014 under the name “Formigli, Inc.

The Company’s headquarters are located at 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF.

The Company was originally formed with the intent to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli.

On December 3, 2015, Amy Chaffe, the former President, Chief Executive Officer, Chief Financial Officer and founder of the Company, decided to conduct a corporate restructuring. The Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by (i) changing its name to “Cloudweb, Inc.”, (ii) increasing the Company’s authorized number of shares of common stock from 100 million to 500 million, and (iii) increasing the Company’s total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 100 shares for every one (1) share currently issued and outstanding and made submission to FINRA with respect to the corporate action and requested a change of ticker symbol to “CLOU”. The Company’s common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol "CLOW", and first traded on the OTC Markets in November 2015.

On January 28, 2016, the Company concluded a Share Exchange Agreement (“Share Exchange Agreement”) entered into with Zhi De Liao (“Mr. Liao”), whereby the Company issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owned 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

At the time WHS had been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, the Company elected to enter into the web hosting industry and discontinue its former business operations.

As a result of the Share Exchange Agreement, Mr. Liao became the Company’s sole executive officer and sole member of the Board of Directors. Concurrently, Mr. Liao, through his controlled entity, Letterston Investments Ltd., acquired 250,000,000 shares of common stock from our former sole officer and director Ms. Amy Chaffe. As a result, on the transaction date, Mr. Liao effectively controlled approximately 81% of the Company’s issued and outstanding shares of common stock.

On November 4, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by changing its name to “Data Backup Solutions, Inc.” On November 10, 2016, the Company filed Articles of Amendment to its Articles of Incorporation with the Florida Department of State whereby it amended its Articles of Incorporation by decreasing the Company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of 1 share for each one hundred shares (100) shares then currently issued and outstanding. The submission of the change of name to Data Backup Solutions, Inc. and the reverse stock split was not completed and the submission was closed.

On December 1, 2016, the Company entered into an Employment Agreement with James Holland, the Company’s Chief Operating Officer and Chief Technology Officer.

On April 1, 2017, the Company, entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (hereinafter referred to as the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd. (“WHS”), a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by the Company as the result of the losses of the Company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $21,818 USD for the first three (3) months ended March 31, 2017, the Company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return. In connection with the Closing, the employment agreement with James Holland was terminated and Mr. Holland was removed from the positions of Chief Operating Officer and Chief Technology Officer

The Purchase Agreement was approved by the shareholders of the Company owning a majority of the voting stock of the Company on April 1, 2017. The Closing of the Purchase Agreement occurred on April 1, 2017.

On October 1, 2017, a majority of stockholders of the Company and the board of directors approved a change of name of the Company from Data Backup Solutions, Inc. to the previous name, Cloudweb, Inc. Articles of Amendment to the Articles of Incorporation to change the name were filed with the Florida Secretary of State on October 18, 2017.

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

Our Current Business

We are currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. We have not yet begun negotiations or entered into any definitive agreements for potential new business opportunities, and there can be no assurance that we will be able to enter into any definitive agreements.

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If the Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our company believes that there are benefits to being a reporting company with a class of securities quoted on the OTCQB, such as: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) potentially improved trading efficiency; (v) potential stockholder liquidity; (vi) potentially greater ease in raising capital subsequent to an acquisition; (vii) potential compensation of key employees through stock awards or options; (viii) potentially enhanced corporate image; and (ix) a presence in the United States’ capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our sole officer and director will continue to manage our company.

As of the date hereof, we have not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce, or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue. We are not able to fund our cash requirements through our current operations. We have been reliant on loans by affiliated and non-affiliated parties to provide financial contributions and services to keep our company operating. Further, we believe that our company may have difficulties raising capital from other sources until we locate a prospective merger candidate through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail. We currently have no written or oral agreement from our majority shareholder to continue to provide financial contributions.

Employees

We have no employees and our officers and directors furnish their time to the development of the Company at no cost.

WHERE YOU CAN FIND MORE INFORMATION

You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time-to- time with the SEC. In particular, please read our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 100 F. Street, N.E. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers at its website http://www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Our address principal executive office is located at 12A Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom. We believe that our facilities are generally adequate for our current needs, and that suitable additional office space will be available as needed in the foreseeable future.

Item 3. Legal Proceedings

From time-to-time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol “CLOW”. Our stock first traded on the OTC Markets in November 2015.

The high and low bid prices for our common stock as quoted on the Pink Open Market, for the periods indicated are as follows:

	High	Low
Year 2017:
Fourth Quarter Ended December 31, 2017	$2.72(1)	$0.65(1)
Third Quarter Ended September 30, 2017	$4.8(1)	$1(1)
Second Quarter Ended June 30, 2017	$6.4(1)	$1.2(1)
First Quarter Ended March 31, 2017	$7.72(1)	$2(1)

Year 2016:
Fourth Quarter Ended December 31, 2016	$39(1)	$2(1)
Third Quarter Ended September 30, 2016	$17.96(1)	$2.4(1)
Second Quarter Ended June 30, 2016	$23.96(1)	$2.4(1)
First Quarter Ended March 31, 2016	$264.4(1)	$17(1)

(1)  The quotes represent a reverse stock split on a four hundred (400) old shares for one (1) new share of common stock basis, approved by FINRA on November 30, 2017.

Our shares are issued in registered form. ClearTrust LLC, 16540 Pointe Village Dr., Suite 205, Lutz FL 33558 (Telephone: (813) 235-4490; Facsimile: (813) 388-4549), is the registrar and transfer agent for our common shares.

On March 31, 2018, our company had 36 registered shareholders with 20,786,082 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time-to-time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2017 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2017.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations - Years Ended December 31, 2017 and 2016

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2017 and 2016, which are included herein.

Our operating results for the year ended December 31, 2017 and 2016, and the changes between those periods for the respective items are summarized as follows:

	Year Ended
	December 31,
	2017	2016	Changes

Revenue	$-	$-	$-
Operating Expenses			-
Administrative expenses	-	207	(207)
Professional fees	54,794	173,646	(118,852)
Other income (expenses)	(28,595)	-	(28,595)
Net Loss from continued operations	$(83,389)	$(173,8543)	$(147,6554)
Net Loss from discontinued operations	$(96,216)	$(56,693)	$(39,523)

For the years ended December 31, 2017 and 2016, we had a net loss from discontinued operations of $96,216 and $56,693, respectively.

The Company had a net loss from continuing operations of $83,389 for the year ended December 31, 2017 as compared to a net loss from continuing operations of $173,853 for the year ended December 31, 2016. Due to our discontinued operations, we recorded no revenue or cost of services for the years ended December 31, 2017 and 2016. We continue to incur professional fees. Operating expenses during the year ended December 31, 2017 include professional fees of $54,794, consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the year ended December 31, 2016 include professional fees of $173,646 consisting of legal, audit and accounting fees with respect to the requirements for public reporting, and administrative expenses of $207.

During the year ended December 31, 2017, we incurred $28,595 of other expenses, comprising of interest expense of $40,491 offset by gain on debt extinguishment of $11,896. During the year ended December 31, 2016, no other expenses were incurred. The Company’s aggregate, total net loss from both continued and discontinued operations was ($179,605) and ($230,546) for the years ending December 31, 2017 and 2016, respectively.

Liquidity and Capital

	December 31,	December 31,
Working Capital	2017	2016	Changes

Current Assets	$-	$73,461	$(73,461)
Current Liabilities	$69,688	$210,719	$(141,031)
Working Capital (Deficiency)	$(69,688)	$(137,258)	$67,570

	Year Ended
	December 31,
Cash Flows	2017	2016	Changes

Cash Flows used in Operating Activities	$-	$(112,416)	$112,416
Cash Flows used in Investing Activities	-	-	-
Cash Flows provided by Financing Activities	-	63,855	(63,855)
Net increase (decrease) in Cash During Period	$-	$(48,561)	$48,561

As of December 31, 2017, we had a working capital deficit of $69,688 compared to a working capital deficit of $137,258 as of December 31, 2016. As of December 31, 2017, we had current assets of $0 (2016 – $73,461) and current liabilities of $69,688 (2016 – $210,719).

Cash Flows from Operating Activities

For the year ended December 31, 2017, net cash flows used in operating activities was $0 consisting of a net loss from continued operations of $83,389 and net loss from discontinued of $96,216, for a total net loss of ($179,605), increased by gain on debt extinguishment of $11,896 and was offset by amortization of debt discount of $18,288, an increase in accounts payable and accrued liabilities of $54,793, and increase in due from related party of $73,461, an increase in accrued interest of $22,203, and a change in net assets from discontinued operations of $22,756.

For the year ended December 31, 2016, net cash flows used in operating activities was ($112,416) consisting of a net loss from continued operations of ($173,853) and net loss from discontinued operations of ($56,693), increased by stock based compensation of $95,317 and change in net assets from discontinued operations of $180,943 and was offset by a decrease in accounts payable and accrued liabilities of $158,130.

Cash Flows Used in Investing Activities

For the years ended December 31, 2017 and 2016, we had no financing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2017 and 2016, we generated $0 and $63,855 from financing activities for advancement from related party of $137,316 and repayment to a third party of $73,461, respectively.

Liquidity and Capital Resources

Our cash balance at December 31, 2017 was $0, with $69,688 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $50,282 and promissory notes payable and accrued interest of $19,406.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on our company’s consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for our company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Our company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. Our management believes that these recent pronouncements will not have a material effect on our company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

FINANCIAL STATEMENTS INDEX

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cloudweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cloudweb, Inc. (the "Company") as of December 31, 2017 and 2016, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2014.

Lakewood, CO

April 2, 2018

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current Assets
Due from related party	$-	$73,461
Total Current Assets	-	73,461

TOTAL ASSETS	$-	$73,461

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$50,282	$14,682
Due to related parties	-	137,316
Promissory notes payable and accrued interest	19,406	-
Net liabilities of discontinued operations	-	58,721
Total Current Liabilities	69,688	210,719

Convertible notes payable and accrued interest	103,138	-
Total Liabilities	172,826	210,719

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized; 786,082 shares issued and outstanding, respectively	-	-
Additional paid-in capital	157,877	95,317
Accumulated deficit	(234,487)	(173,854)
Accumulated deficit from discontinued operations	(96,216)	(58,721)
Total Stockholders’ Deficit	(172,826)	(137,258)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$73,461

The accompanying notes are an integral part of these audited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2017	2016

REVENUE	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Administrative Expenses	-	207
Professional fees	54,794	173,646
Total Operating Expenses	54,794	173,853

OTHER INCOME (EXPENSES)
Gain on debt extinguishment	11,896	-
Interest expense	(40,491)	-
	(28,595)	-

LOSS FROM CONTINUED OPERATIONS	(83,389)	(173,853)

Provision for income taxes	-	-
Net Loss from continuing operations	(83,389)	(173,853)

LOSS FROM DISCONTINUED OPERATIONS	(96,216)	(56,693)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.11)	(0.24)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	(0.12)	(0.08)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.23)	$(0.32)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	786,082	729,127

The accompanying notes are an integral part of these audited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

Balance - December 31, 2015	2,500,000	$-	$-	$-	$(3,280)	$(3,280)
Recapitalization: shares issued as part of reverse merger	310,013,800	-	-	-	-	-
Stock-based compensation	1,562,569	-	95,317	-	-	95,317
Net loss	-	-	-	(173,854)	(55,441)	(229,295)
Reverse stock split 400:1	(313,290,287)	-	-	-	-	-
* Balance - December 31, 2016	786,082	$-	$95,317	$(173,854)	$(58,721)	$(137,258)

Beneficial conversion feature	-	-	62,560	-	-	62,560
Net loss	-	-	-	(60,633)	(37,495)	(98,128)
Balance - December 31, 2017	786,082	$-	$157,877	$(234,487)	$(96,216)	$(172,826)

* retrospectively restated reverse stock split 400:1

The accompanying notes are an integral part of these audited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended
	December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(83,389)	$(173,853)
Net loss from discontinued operations, net of tax benefit	(96,216)	(56,693)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment	(11,896)	-
Amortization of debt discount	18,288	-
Stock based compensation	-	95,317
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	54,793	(158,130)
Due from related party	73,461	-
Accrued interest	22,203	-
Change in Assets (Liabilities) from discontinued operations	22,756	180,943
Net cash used in operating activities	-	(112,416)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	137,316
Due to a third party	-	(73,461)
Net cash provided by financing activities	-	63,855

Net decrease in cash and cash equivalents	-	(48,561)
Cash and cash equivalents - beginning of period	-	48,561
Cash and cash equivalents - end of period	$-	$0

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$-	$95,317
Issuance of promissory note to replace the amount due to related party	$137,316	$-
Issuance of convertible notes to replace promissory note	$125,420	$-
Beneficial conversion feature	$62,560	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Cloudweb, Inc. (the “Company”) is a Florida corporation incorporated on May 25, 2014 as Formigli, Inc. In December, 2015 the Company changed its name to Data Backup, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions Inc. On October 1, 2017, the Company changed its name to Cloudweb, Inc.

We were previously engaged in in the global exclusive distribution of Formigli Bicycles.

On December 3, 2015 the Company increased its authorized share capital from 100,000,000 shares to 500,000,000 shares, no par value, and completed a 100 for 1 forward split for all issued and outstanding shares. All share and per share values have been retroactively impacted to reflect the forward split.

On January 28, 2016, Data Backup concluded a Share Exchange Agreement entered into with Mr. Liao, whereby Data Backup issued 2,500,000 shares of its common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owned 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

At the time WHS had been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, Data Backup elected to enter into the web hosting industry and discontinue its former business operations.

As a result of the Share Exchange Agreement, Mr. Liao became the Company’s sole executive officer and sole member of the Board of Directors. Concurrently, Mr. Liao, through his controlled entity, Letterston Investments Ltd., acquired 250,000,000 shares of common stock from our former sole officer and director Ms. Amy Chaffe. As a result, on the transaction date, Mr. Liao effectively controlled approximately 81% of the Company’s issued and outstanding shares of common stock.

On February 1, 2016, our former officer and director Amy Chaffe entered into a Waiver, Release and Indemnity Agreement with the Company whereby under she agreed to forgive certain debt in the amount of $167,000 due and payable at January 31, 2016 in exchange for $39,229 and the return of all assets related to the Formigli bicycles, including the sales operations thereunder. As a result of this divestiture, the Company reflected the operations of Formigli Bicycle as discontinued operations as at the fiscal year ended December 31, 2015. In the current financial statement presentation, operations of the parent company, Data Backup, have all been allocated to retained earnings and additional paid in capital as at the January 28, 2016 transaction date.

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

Accordingly, Data Backup (the legal acquirer) is considered the accounting acquiree and Data Cloud (the legal acquire) is considered the accounting acquirer. The consolidated financial statements of the combined entity are in substance those of Data Cloud, with assets and liabilities, and revenues and expenses, of Data Backup being included effective from the date of completion of the Share Exchange Transaction, as Data Backup is deemed to be a continuation of the business of Data Cloud. The outstanding stock of Data Backup prior to the Share Exchange Transaction has been accounted for at its net book value and no goodwill has been recognized. All outstanding shares of Data Backup at the transaction date have been restated to reflect the effect of the business combination. As a result of the aforementioned transactions a total of 310,013,800 shares of Data Backup common stock issued and outstanding at December 31, 2015 are reflected as part of the recapitalization transactions impacted at January 28, 2016 in our Statements of Stockholder’s Equity (Deficit). The shares issued as part of the Share Exchange Transaction are the reported opening equity balance.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

On April 1, 2017, Data Backup Solutions, Inc. a Florida corporation (the “Company” or “Data Backup”), entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (hereinafter referred to as the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by the Company as the result of the losses of the Company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $22,755 USD for the first three (3) months ended March 31, 2017, the Company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return. The Company’s only operations were carried on by WHS, and upon the Company transferring 100% of the issued and outstanding equity interests of Data Cloud to a third party, the Company will likely become a shell company as defined in the rules promulgated under the Securities and Exchange Act of 1934. The Company is party to an existing Employment Agreement with James Holland, who is the former owner of WHS.

The Purchase Agreement was approved by the shareholders of the Company owning a majority of the voting stock of the Company on April 1, 2017. The Closing of the Purchase Agreement occurred on April 1, 2017.  In connection with the closing of the Purchase Agreement, the employment agreement with James Holland was terminated and Mr. Holland was removed from the positions of Chief Operating Officer and Chief Technology Officer.

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

There were $0 and $95,317 of share-based expenses for the years ended December 31, 2017, and 2016, respectively.

Income Taxes

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Pursuant to ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2017, there were no unrecognized tax benefits.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the periods ended December 31, 2017 or 2016.

Recent accounting pronouncements

September 2017, the FASB issued Accounting Standards Update (ASU) No. 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended. The effective date is the same as the effective date and transition requirements for the amendments for ASU 2014-09 and ASU 2016-02.

In May 2014, the FASB issued an accounting standards update which modifies the requirements for identifying, allocating and recognizing revenue related to the achievement of performance conditions under contracts with customers. This update also requires additional disclosure related to the nature, amount, timing and uncertainty of revenue that is recognized under contracts with customers. This guidance is effective for fiscal and interim periods beginning after December 15, 2017 and is required to be applied retrospectively to all revenue arrangements. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

The Company is currently evaluating the method of adoption and the potential impact that Topic 606 may have on our financial position and results of operations.

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

For the year ended December 31, 2017, the Company had a working capital deficit as of December 31, 2017 of $69,688. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of the disposition of subsidiaries and decreases in operating expenses. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

NOTE 5 – PROMISSORY NOTES

	December 31,	December 31,
	2017	2016
Promissory Note - November 2017	$2,160	$-
Promissory Note - December 2017	17,246	-
	19,406	-
Less current portion of promissory note payable	19,406	-
Long-term promissory notes payable	$-	$-

On November 2, 2017, the Company issued to an unaffiliated party a promissory note at $2,160 for paying operating expenses on behalf of the Company. The note bears interest at 60% per annum and is due on demand.

On December 31, 2017, the Company issued to the same unaffiliated party a promissory note at $17,246 for paying operating expenses on behalf of the Company. The note bears interest at 60% per annum and is due on demand.

As of December 31, 2017, the accrued interest on the promissory notes was $213.

NOTE 6 – CONVERTIBLE NOTES

	December 31,	December 31,
	2017	2016
Convertible Notes - July 2017	$136,000	$-
Less debt discount	(54,852)	-
	81,148	-
Less current portion of convertible notes payable	-	-
Long-term convertible notes payable	$81,148	$-

On July 1, 2017, the Company replaced the promissory notes held by the four non-affiliated assignees with convertible notes at principal amount of $34,000, for total note principal amount of $136,000. The convertible notes bear interest at 4% per annum, has a two years repayment term and are convertible at $0.005 per share for the Company common stock.

The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. The addition of a substantive conversion feature that is not bifurcated indicates the note amendment is regarded as a note extinguishment. As a result of note extinguishment, we recognized $73,140 and $11,896 as discount on note from beneficial conversion feature and fair value difference and gain on extinguishment of debt, respectively, for the year ended December 31, 2017.

During the year ended December 31, 2017, the Company recognized amortization of debt discount of $18,288.

As of December 31, 2017, the convertible notes payable was $81,148, net of note discount of $54,852 and accrued interest payable was $21,990.

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

As at December 31, 2017 and 2016, we had a total of 786,082 shares issued and outstanding.  The outstanding shares have been restated retroactively for the reverse stock split.

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

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. ASC 740 also requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company is subject to taxation in the US. The Company’s income tax rate was 34% for 2017 and 2016, and will be 21% for 2018.

The provision for income taxes in US consists of the following:

	Years ended
	December 31,
	2017	2016
Federal income tax benefit attributable to:
Current operations	$28,352	$59,110
Timing differences, Stock based compensation	-	(32,408)
Less: valuation allowance	(28,352)	(26,702)
Net provision for Federal income taxes	$-	$-

NOTE 10 – SUBSEQUENT EVENTS

On January 25, 2018, the Company issued 16,000,000 shares of restricted common stock to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2017 and 2018.

On January 2, 2018, the four non-affiliated holders of the convertible notes at principal amount of $34,000 issued on July 1 2017 elected to convert $5,000 principal portion of their notes for 1,000,000 shares of common stock at $0.005 per share. On March 28, 2018, an aggregate $20,000 principal amount of the four convertible notes were converted for 4,000,000 common shares.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2017 to the date these audited consolidated financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company’s Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer4, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

In connection with the closing of the Purchase Agreement, the employment agreement with James Holland was terminated and Mr. Holland was removed from the positions of Chief Operating Officer and Chief Technology Officer.

On October 1, 2017, a majority of stockholders of the Company and the board of directors approved a change of name of the Company from Data Backup Solutions, Inc. to the previous name, Cloudweb, Inc. Articles of Amendment to the Articles of Incorporation to change the name were filed with the Florida Secretary of State on October 18, 2017.

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director.	43	January 28, 2016

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Zhi De Liao – President, Chief Executive Officer, Chief Financial Officer and director.

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

Our company believes that Mr. Liao’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	has been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(A) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Florida Business Corporation Act and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2017, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2017 and 2016; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2017 and 2016, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)	Total ($)
Zhi De Liao(1) CEO, CFO,	2017	Nil	Nil	Nil(2)	Nil	Nil	Nil	Nil	Nil
President and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Amy Chaffe (3) Former President,	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
CEO, CFO and Director	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

James Holland(4) Former Chief Operating Officer	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
and Chief Technology Officer	2016	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

___________

(1)	Mr. De Liao was appointed CEO, CFO, President and Director on January 28, 2016.
(2)

Subsequent to the year end, on January 25, 2018, the Company issued 16,000,000 shares of restricted common stock to Letterston Investments Limited, a BVI corporation controlled by Zhi De Liao, the Company’s Chief Executive Officer, as compensation for the payment of Zhi De Liao's salary for the years 2017 and 2018.

(3)	Ms. Chaffe was appointed President, CEO, CFO and Director on May 25, 2014 and resigned all positions on January 28, 2016.
(4)	Mr. Holland acted as our Chief Operating Officer and Chief Technology Officer from November 25, 2015 to April 1, 2017. Mr. Holland served as an officer of our company in connection with the acquisition of Web Hosting Solutions Ltd., which our company purchased from Mr. Holland. On April 1, 2017 our company disposed of our interest in Web Hosting Solutions Ltd. and accepted the resignation of Mr. Holland.

On December 1, 2016, we entered into an employment agreement with James Holland, wherein Mr. Holland agreed to act as Chief Operating Officer and as Chief Technology Officer. On April 1, 2017, the employment agreement with Mr. Holland was terminated.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2017 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2017 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2018, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao 12A Greenhill Street, Dept. 106 Strafford Upon Avon Warwickshire, United Kingdom	6,250 / direct(2) 16,625,000 / indirect(2)	80.01%
Directors and Executive Officers as a Group	16,631,250	80.01%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 12, 2018. As of March 12, 2018 there were 16,786,082 shares of our company’s common stock issued and outstanding.

(2)	These shares are owned by Letterston Investments Limited. Mr. Liao is the sole shareholder of Letterston Investments Limited.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2017, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

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

On January 25, 2018, we issued 16,000,000 shares of restricted common stock to Letterston Investments Limited, a BVI corporation controlled by our Chief Executive Officer, as compensation for the payment of our Chief Executive Officer’s salary for the years 2017 and 2018.

Director Independence

We currently act with one director, Mr. Liao.

We have determined we do not have an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2017 and for fiscal year ended December 31, 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$13,800	$21,520
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$13,800	$21,520

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

(1) Financial statements for our company are listed in the index under Item 8 of this document.

(2) All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b) Exhibits

Exhibit Number	Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Section 302 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1**	Section 906 Certification by the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________

* Filed herewith.

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CLOUDWEB, INC.
(Registrant)
Dated: April 2, 2018	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 2, 2018	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

