Form 10-Q
period 2018-03-31
Cloudweb, Inc.
filed 2018-05-15
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-199193

Cloudweb Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

12A Greenhill Street, Dept. 106, Stratford Upon Avon Warwickshire, United Kingdom	CV376L
(Address of principal executive offices)	(Zip Code)

+ 44 20 8050 2379
(Registrant’s telephone number, including area code)

N/A
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES    ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

20,786,082 common shares issued and outstanding as of May 11, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

FINANCIAL STATEMENTS INDEX

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$42,573	$50,282
Accrued interest	26,246	22,203
Promissory notes payable	34,489	19,193
Total Current Liabilities	103,308	91,678

Convertible notes payable	77,016	81,148
Total Liabilities	180,324	172,826

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 20,786,082 shares and 786,082 shares issued and outstanding, respectively	-	-
Additional paid-in capital	35,369,809	157,877
Accumulated deficit	(35,453,917)	(234,487)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(180,324)	(172,826)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2018	2017

REVENUE	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Administrative Expenses	150	-
Professional fees	7,438	10,181
Stock Based Compensation	35,200,000	-
Total Operating Expenses	35,207,588	10,181

OTHER INCOME (EXPENSES)
Interest expense	(11,843)	(9,505)
	(11,843)	(9,505)

LOSS FROM CONTINUED OPERATIONS	(35,219,431)	(19,686)

Provision for income taxes	-	-
Net Loss from continuing operations	(35,219,431)	(19,686)

LOSS FROM DISCONTINUED OPERATIONS	-	(22,755)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(2.07)	(0.02)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	-	(0.03)

NET LOSS PER SHARE: BASIC AND DILUTED	$(2.07)	$(0.05)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	17,010,801	786,082

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(35,219,431)	$(19,686)
Net loss from discontinued operations, net of tax benefit	-	(22,755)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	7,800	-
Stock-based compensation	35,200,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,708)	7,192
Due from related party	-	(2,471)
Accrued interest	4,043	6,131
Change in Assets (Liabilities) from discontinued operations	-	9,837
Net cash (used in operating activities	(15,296)	(21,752)

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	3,630
Proceeds from issuance of promissory notes	15,296	-
Due to a third party	-	25,000
Net cash provided by financing activities	15,296	28,630

Net increase in cash and cash equivalents	-	6,878
Cash and cash equivalents - beginning of period	-	2,080
Cash and cash equivalents - end of period	$-	$8,958

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$35,200,000	$-
Issuance of promissory note to replace the amount due to related party	$-	$137,316
Conversion of convertible notes for common stock	$11,932	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

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

Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;

b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or

c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

There were $35,200,000 and $0 of share-based expenses for the three months ended March 31, 2018 and 2017, respectively (see Note 4).

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2018 or 2017.

Recent accounting pronouncements

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

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 3 – GOING CONCERN

For the three months ended March 31, 2018, the Company had a working capital deficit as of March 31, 2018 of $80,154. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of the disposition of subsidiaries and decreases in operating expenses. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 23, 2018, the Company issued 16,000,000 shares of restricted common stock valued at $35,200,000 based on stock trading price at $2.2 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2017 and 2018.

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

NOTE 5 – PROMISSORY NOTES

	March 31,	December 31,
	2018	2017
Promissory Note - November 2017	$2,160	$2,160
Promissory Note - December 2017	17,033	17,246
Promissory Note - March 2018	15,296	-
	34,489	19,406
Less current portion of promissory note payable	(34,489)	(19,406)
Long-term promissory notes payable	$-	$-

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

On March 31, 2018, the Company issued to the same unaffiliated party a promissory note at $15,296 for paying operating expenses on behalf of the Company. The note bears interest at 30% per annum and is due on March 30, 2028.

As of March 31, 2018, the accrued interest on the promissory notes was $3,092.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

NOTE 6 – CONVERTIBLE NOTES

	March 31,	December 31,
	2018	2017
Convertible Notes - July 2017	$116,000	$136,000
Less debt discount	(38,984)	(54,852)
	77,016	81,148
Less current portion of convertible note payable	-	-
Long-term convertible notes payable	$77,016	$81,148

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

During the three months ended March 31, 2018 and 2017, the Company recognized amortization of debt discount of $7,800 and $0, respectively.

As of March 31, 2018, the convertible notes payable was $77,016, net of note discount of $38,984, and accrued interest payable was $23,154, for total convertible notes payable and accrued interest of $100,170.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value. Transactions described herein reflect the impact of the reverse acquisition and re-capitalization completed on January 28, 2016.

Common Shares

On October 27, 2017, a majority of stockholders of the Company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

On January 2, 2018, the four non-affiliated holders of the convertible notes at principal amount of $34,000 issued on July 1, 2017 elected to convert $5,000 principal portion of their notes for 1,000,000 shares of common stock at $0.005 per share. An aggregate $20,000 principal amount of the four convertible notes were converted for 4,000,000 common shares.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

On January 23, 2018, the Company issued 16,000,000 shares of restricted common stock valued at $35,200,000 based on stock trading price at $2.20 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2017 and 2018.

As at March 31, 2018 and December 31, 2017, we had a total of 20,786,082 and 786,082 shares issued and outstanding, respectively. The outstanding shares have been restated retroactively for the reverse stock split.

NOTE 8 – DISCONTINUED OPERATIONS

On April 1, 2017, the Company disposed of its fully owned subsidiaries, Data Cloud and Web Hosting Solutions, Ltd.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2018 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation

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

On March 29, 2018, our Board of Directors elected Mr. Chen Shi Rong as a member of our Board of Directors and also appointed him as Chief Operating Officer of our Company.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2018 and 2017.

Three months ended March 31, 2018 compared to three months ended March 31, 2017.

	Three Months Ended
	March 31,
	2018	2017	Changes

Revenue	$-	$-	$-
Operating Expenses			-
Administrative expenses	150	-	150
Professional fees	7,438	10,181	(2,743)
Stock Based Compensation	35,200,000	-	35,200,000
Interest expenses	11,843	9,505	2,338
Net Loss from continued operations	$(35,219,431)	$(19,686)	$35,199,745
Net Loss from discontinued operations	$-	$(22,755)	$22,755

For the three months ended March 31, 2018 and 2017, the Company had a net loss from discontinued operations of $0 and $22,755, respectively.

We had a net loss from continuing operations of $35,219,431 for the three months ended March 31, 2018 as compared to a net loss from continuing operations of $19,686 for the three months ended March 31, 2017. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended March 31, 2018 and 2017. We continue to incur professional fees. Operating expenses during the three months ended March 31, 2018 include professional fees of $7,438 with respect to the requirements for public reporting and administrative expenses of $150. Operating expenses during the three months ended March 31, 2017 include professional fees of $10,181.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of March 31, 2018 and December 31, 2017, respectively.

Working Capital

	March 31,	December 31,
	2018	2017

Current Assets	$-	$-
Current Liabilities	$103,308	$91,678
Working Capital (Deficiency)	$(103,308)	$(91,678)

Cash Flows

	Three Months Ended
	March 31,
	2018	2017

Cash Flows used in Operating Activities	$(15,296)	$(21,752)
Cash Flows provided by Financing Activities	15,296	28,630
Net increase (decrease) in Cash During Period	$-	$6,878

As at March 31, 2018 our company’s cash balance was $0 and total assets were $0. As at December 31, 2017, our company’s cash balance was $0 and total assets were $0.

As at March 31, 2018, our company had total liabilities of $180,324, compared with total liabilities of $172,826 as at December 31, 2017.

As at March 31, 2018, our company had working capital deficiency of $103,308 compared with working capital deficiency of $91,678 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to increase in promissory notes payable and accrued interest.

Cash Flow from Operating Activities

During the three months ended March 31, 2018, our company used $15,296 in cash from operating activities, compared to $21,752 cash used in operating activities during the three months ended March 31, 2017. The cash used from operating activities for the three months ended March 31, 2018 was attributed to net loss from continued operations of $35,219,431, increased by an increase in accounts payable and accrued liabilities of $7,708, and was reduced by stock based compensation of $35,200,000, amortization of debt discount of $7,800 and an increase in accrued interest of $4,043.

For the three months ended March 31, 2017, net cash flows used in operating activities was $21,752 consisting of a net loss from continued operations of $19,686 and net loss from discontinued of $22,755, for a total net loss of $42,441, increased by an increase in due from related party of $2,471, and was reduced by an increase in accounts payable and accrued liabilities of $7,192, an increase in accrued interest of $6,131 and a change in net assets from discontinued operations of $9,837.

Cash Flow from Financing Activities

Net cash from financing activities was $15,296 for the three months ended March 31, 2018 derived from the issuance of promissory note to an unaffiliated party for paying operation expenses on behalf of the Company, compared to net cash received from financing activities of $28,630 for the three months ended March 31, 2017 for advancement from a related party of $3,630 and advancement from a third party of $25,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A "material weakness" is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements would not be prevented or detected on a timely basis.

We expect to be materially dependent upon a third party to provide us with accounting consulting services for the foreseeable future. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements which could lead to a restatement of those financial statements.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
(32)	Section 1350 Certification
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

** XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOUDWEB, INC.
(Registrant)

Dated: May 15, 2018	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

