Form 10-Q
period 2018-06-30
Cloudweb, Inc.
filed 2018-08-06
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

20,786,082 common shares issued and outstanding as of August 1, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

FINANCIAL STATEMENTS INDEX

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$54,287	$50,282
Accrued interest	31,489	22,203
Promissory notes payable	46,738	19,193
Convertible notes payable, net of note discount of $31,184	84,816	-
Total Current Liabilities	217,330	91,678

Convertible notes payable, net of note discount of $54,852	-	81,148
Total Liabilities	217,330	172,826

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 20,786,082 shares and 786,082 shares issued and outstanding, respectively	-	-
Additional paid-in capital	35,369,809	157,877
Accumulated deficit	(35,490,923)	(234,487)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(217,330)	(172,826)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-
COST OF SERVICES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Administrative Expenses	-	-	150	-
Professional fees	23,961	16,170	31,399	26,353
Stock Based Compensation	-	-	35,200,000	-
Total Operating Expenses	23,961	16,170	35,231,549	26,353

OTHER INCOME (EXPENSES)
Interest expense	(13,045)	(9,719)	(24,888)	(19,224)
	(13,045)	(9,719)	(24,888)	(19,224)

LOSS FROM CONTINUED OPERATIONS	(37,006)	(25,889)	(35,256,437)	(45,577)

Provision for income taxes	-	-	-	-
Net Loss from continuing operations	(37,006)	(25,889)	(35,256,437)	(45,577)

LOSS FROM DISCONTINUED OPERATIONS	-	(22,754)	-	(96,216)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.00)	(0.03)	(1.86)	(0.06)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	-	(0.03)	-	(0.12)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.06)	$(1.86)	$(0.18)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,786,082	785,191	18,919,415	785,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(35,256,437)	$(45,577)
Net loss from discontinued operations, net of tax benefit	-	(96,216)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	15,600	-
Stock based compensation	35,200,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,006	143
Due from related party	-	73,461
Accrued interest	9,286	19,224
Change in Assets (Liabilities) from discontinued operations	-	22,755
Net cash used in operating activities	(27,545)	(26,210)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to a related party	-	26,210
Proceeds from issuance of promissory note	27,545	-
Net cash provided by financing activities	27,545	26,210

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$35,200,000	$-
Issuance of promissory note to replace the amount due to related party	$-	$137,316
Conversion of convertible notes for common stock	$11,932	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

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

There were $35,200,000 and $0 of share-based expenses for the six months ended June 30, 2018 and 2017, respectively (see Note 4).

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended June 30, 2018 or 2017.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

For the six months ended June 30, 2018, the Company had a working capital deficit as of June 30, 2018 of $217,330. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of the disposition of subsidiaries and decreases in operating expenses. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

NOTE 5 – PROMISSORY NOTES

	June 30,	December 31,
	2018	2017
Promissory Note - November 2017	$2,160	$2,160
Promissory Note - December 2017	17,033	17,033
Promissory Note - March 2018	15,296	-
Promissory Note - June 2018	12,249	-
	46,738	19,193
Less current portion of promissory note payable	(46,738)	(19,193)
Long-term promissory notes payable	$-	$-

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

On June 30, 2018, the Company issued to the same unaffiliated party a promissory note at $12,249 for paying operating expenses on behalf of the Company. The note bears interest at 30% per annum and is due on June 29, 2028.

As of June 30, 2018, the accrued interest on the promissory notes was $6,544.

NOTE 6 – CONVERTIBLE NOTES

	June 30,	December 31,
	2018	2017
Convertible Notes - July 2017	$116,000	$136,000
Less debt discount	(31,184)	(54,852)
	84,816	81,148
Less current portion of convertible note payable	(84,816)	-
Long-term convertible notes payable	$-	$81,148

On July 1, 2017, the Company replaced the promissory notes held by the four non-affiliated assignees with convertible notes at principal amount of $34,000, for total note principal amount of $136,000. The convertible notes bear interest at 4% per annum, expire on June 30, 2019 and are convertible at $0.005 per share for the Company common stock.

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

During the six months ended June 30, 2018 and 2017, the Company recognized amortization of debt discount and beneficial conversion feature of $15,600 and $0, respectively.

As of June 30, 2018, the convertible notes payable was $84,816, net of note discount of $31,184, and accrued interest payable was $24,945.

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

As at June 30, 2018 and December 31, 2017, we had a total of 20,786,082 and 786,082 shares issued and outstanding, respectively. The outstanding shares have been restated retroactively for the reverse stock split.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the June 30, 2018 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operation

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

Our headquarters are located at 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF.

Our company was originally formed with the intent to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli.

On December 3, 2015, Amy Chaffe, the former President, Chief Executive Officer, Chief Financial Officer and founder of our company, decided to conduct a corporate restructuring. We filed Articles of Amendment to our Articles of Incorporation with the Florida Department of State whereby we amended our Articles of Incorporation by (i) changing our name to “Cloudweb, Inc.”, (ii) increasing our company’s authorized number of shares of common stock from 100 million to 500 million, and (iii) increasing our total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 100 shares for every one (1) share currently issued and outstanding and made submission to FINRA with respect to the corporate action and requested a change of ticker symbol to “CLOU”. Our common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol “CLOW”, and first traded on the OTC Markets in November 2015.

On January 28, 2016, our company concluded a Share Exchange Agreement (“Share Exchange Agreement”) entered into with Zhi De Liao (“Mr. Liao”), whereby our company issued 2,500,000 shares of common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owned 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

At the time WHS had been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, the Company elected to enter into the web hosting industry and discontinue its former business operations.

As a result of the Share Exchange Agreement, Mr. Liao became our sole executive officer and sole member of the Board of Directors. Concurrently, Mr. Liao, through his controlled entity, Letterston Investments Ltd., acquired 250,000,000 shares of common stock from our former sole officer and director Ms. Amy Chaffe. As a result, on the transaction date, Mr. Liao effectively controlled approximately 81% of our company’s issued and outstanding shares of common stock.

On November 4, 2016, we filed Articles of Amendment to our Articles of Incorporation with the Florida Department of State whereby we amended our Articles of Incorporation by changing our name to “Data Backup Solutions, Inc.” On November 10, 2016, we filed Articles of Amendment to our Articles of Incorporation with the Florida Department of State whereby we amended our Articles of Incorporation by decreasing our company’s total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of 1 share for each one hundred shares (100) shares then currently issued and outstanding. The submission of the change of name to Data Backup Solutions, Inc. and the reverse stock split was not completed and the submission was closed.

On April 1, 2017, our company, entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (hereinafter referred to as the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd. (“WHS”), a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by our company as the result of the losses of our company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $21,818 USD for the first three (3) months ended March 31, 2017, our company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return.

The Purchase Agreement was approved by the shareholders of our company owning a majority of the voting stock of our company on April 1, 2017. The Closing of the Purchase Agreement occurred on April 1, 2017. As a result of the transactions under the Purchase Agreement, our company discontinued the web hosting business.

On October 1, 2017, a majority of stockholders of our company and the board of directors approved a change of name of our company from Data Backup Solutions, Inc. to the previous name, Cloudweb, Inc. Articles of Amendment to the Articles of Incorporation to change the name were filed with the Florida Secretary of State on October 18, 2017.

On October 27, 2017, a majority of stockholders of our company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares have been restated retroactively.

On March 29, 2018, our Board of Directors elected Mr. Chen Shi Rong as a member of our Board of Directors and also appointed him as Chief Operating Officer of our company.

On June 30, 2018, we issued a Promissory Note in the amount of $12,248.50. The Promissory Note matures on June 29, 2028 and bears interest at a rate of 30% per annum.

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

Any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and six months ended June 30, 2018 and 2017.

Three months ended June 30, 2018 compared to three months ended June 30, 2017.

	Three Months Ended
	June 30,
	2018	2017	Changes

Revenue	$-	$-	$-
Operating Expenses			-
Administrative expenses	-	-	-
Professional fees	23,961	16,170	7,791
Stock Based Compensation	-	-	-
Other expenses	13,045	9,719	3,326
Net Loss from continued operations	$(37,006)	$(25,889)	$11,117
Net Loss from discontinued operations	$-	$(22,754)	$22,754

For the three months ended June 30, 2018 and 2017, the Company had a net loss from discontinued operations of $0 and $22,754, respectively.

We had a net loss from continuing operations of $37,006 for the three months ended June 30, 2018 as compared to a net loss from continuing operations of $25,889 for the three months ended June 30, 2017. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended June 30, 2018 and 2017. We continue to incur professional fees. Operating expenses during the three months ended June 30, 2018 include professional fees of $23,961 with respect to the requirements for public reporting. Operating expenses during the three months ended June 30, 2017 include professional fees of $16,170.

Six months ended June 30, 2018 compared to six months ended June 30, 2017.

	Six Months Ended
	June 30,
	2018	2017	Changes

Revenue	$-	$-	$-
Operating Expenses			-
Administrative expenses	150	-	150
Professional fees	31,399	26,353	5,046
Stock Based Compensation	35,200,000	-	35,200,000
Other expenses	(24,888)	(19,224)	(5,664)
Net Loss from continued operations	$(35,256,437)	$(45,577)	$35,210,860
Net Loss from discontinued operations	$-	$(96,216)	$96,216

For the six months ended June 30, 2018 and 2017, the Company had a net loss from discontinued operations of $0 and $96,216, respectively.

We had a net loss from continuing operations of $35,256,437 for the six months ended June 30, 2018 as compared to a net loss from continuing operations of $45,577 for the six months ended June 30, 2017. Due to our discontinued operations, we recorded no revenue or cost of services for the six months ended June 30, 2018 and 2017. We continue to incur professional fees. Operating expenses during the six months ended June 30, 2018 include professional fees of $31,399 with respect to the requirements for public reporting and administrative expenses of $150. Operating expenses during the six months ended June 30, 2017 include professional fees of $26,353.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of June 30, 2018 and December 31, 2017, respectively.

Working Capital

	June 30,	December 31,
	2018	2017

Current Assets	$-	$-
Current Liabilities	$217,330	$91,678
Working Capital Deficiency	$(217,330)	$(91,678)

Cash Flows

	Six Months Ended
	June 30,
	2018	2017

Cash Flows used in Operating Activities	$(27,545)	$(26,210)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	27,545	26,210
Net increase (decrease) in Cash During Period	$-	$-

As at June 30, 2018 our company’s cash balance was $0 and total assets were $0. As at December 31, 2017, our company’s cash balance was $0 and total assets were $0.

As at June 30, 2018, our company had total liabilities of $217,330, compared with total liabilities of $172,826 as at December 31, 2017.

As at June 30, 2018, our company had working capital deficiency of $217,330 compared with working capital deficiency of $91,678 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to increase in promissory notes payable and accrued interest.

Cash Flow from Operating Activities

During the six months ended June 30, 2018, our company used $27,545 cash in operating activities, compared to $26,210 cash used in operating activities during the six months ended June 30, 2017. The cash used in operating activities for the six months ended June 30, 2018 was attributed to net loss from continued operations of $35,256,437, reduced by stock based compensation of $35,200,000, amortization of debt discount of $15,600, an increase in accounts payable and accrued liabilities of $4,006 and an increase in accrued interest of $9,286.

For the six months ended June 30, 2017, net cash flows used in operating activities was $26,210 consisting of a net loss from continued operations of $45,577 and net loss from discontinued of $96,216, for a total net loss of $141,793, reduced by an increase in accounts payable and accrued liabilities of $143, a decrease in due from related party of $73,461, an increase in accrued interest of $19,224 and a change in net assets from discontinued operations of $22,755.

Cash Flow from Investing Activities

The company did not use any funds for investing activities in the six months ended June 30, 2018 or the six months ended June 30, 2017.

Cash Flow from Financing Activities

Net cash provided by financing activities was $27,545 for the six months ended June 30, 2018 derived from the issuance of promissory note to an unaffiliated party for paying operation expenses on behalf of the Company, compared to net cash received from financing activities of $26,210 for the three months ended June 30, 2017 for advancement from a related party.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The specific material weakness identified by our management was ineffective controls over certain aspects of the financial reporting process because of a lack of a sufficient complement of personnel with a level of accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements and inadequate segregation of duties. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
(31)	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
(32)	Section 1350 Certification
32.1**	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registration Statement filed with the Commission on November 29, 2005
(2)	Incorporated by reference to Form 8-K filed with the Commission on February 22, 2017

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

CLOUDWEB, INC.
(Registrant)

Dated: August 6, 2018	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

