Form 10-Q
period 2018-09-30
Cloudweb, Inc.
filed 2018-10-31
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

20,786,082 common shares issued and outstanding as of October 31, 2018.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

FINANCIAL STATEMENTS INDEX

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$54,359	$50,282
Accrued interest	37,538	22,203
Promissory notes payable	52,146	19,193
Convertible notes payable, net of note discount of $23,384	92,616	-
Total Current Liabilities	236,659	91,678

Convertible notes payable, net of note discount of $54,852	-	81,148
Total Liabilities	236,659	172,826

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized,
20,786,082 shares and 786,082 shares issued and outstanding, respectively	-	-
Additional paid-in capital	35,369,809	157,877
Accumulated deficit	(35,510,252)	(234,487)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(236,659)	(172,826)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

REVENUE	$-	$-	$-	$-
COST OF SERVICES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Administrative Expenses	-	-	150	-
Professional fees	5,481	9,304	36,880	35,657
Stock Based Compensation	-	-	35,200,000	-
Total Operating Expenses	5,481	9,304	35,237,030	35,657

OTHER INCOME (EXPENSES)
Gain on debt extinguishment	-	11,896	-	11,896
Interest expense	(13,848)	(10,520)	(38,736)	(29,744)
	(13,848)	1,376	(38,736)	(17,848)

LOSS FROM CONTINUED OPERATIONS	(19,329)	(7,928)	(35,275,766)	(53,505)

Provision for income taxes	-	-	-	-
Net Loss from continuing operations	(19,329)	(7,928)	(35,275,766)	(53,505)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(96,216)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.00)	(0.01)	(1.80)	(0.07)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	-	(0.00)	-	(0.12)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.01)	$(1.80)	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,786,082	785,191	19,550,788	785,191

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(35,275,766)	$(53,505)
Net loss from discontinued operations, net of tax benefit	-	(96,216)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment	-	(11,896)
Amortization of debt discount	23,400	9,144
Stock based compensation	35,200,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	4,078	35,657
Due from related party	-	73,461
Accrued interest	15,335	20,600
Change in Assets (Liabilities) from discontinued operations	-	22,755
Net cash used in operating activities	(32,953)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	32,953	-
Net cash provided by financing activities	32,953	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$35,200,000	$-
Issuance of promissory note to replace the amount due to related party	$-	$137,316
Issuance of promissory note to replace the amount due to related party	$-	$125,420
Conversion of convertible notes for common stock	$11,932	$-
Beneficial conversion feature	$-	$62,560

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Cloudweb, Inc. (the “Company”) is a Florida corporation incorporated on May 25, 2014 as Formigli, Inc. In December, 2015 the Company changed its name to Data Backup, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions Inc. On October 1, 2017, the Company changed its name to Cloudweb, Inc.

We were previously engaged in the global exclusive distribution of Formigli Bicycles.

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

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2017 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2017 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 2, 2018.

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

There were $35,200,000 and $0 of share-based expenses for the nine months ended September 30, 2018 and 2017, respectively (see Note 4).

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine months ended September 30, 2018 or 2017.

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

For the nine months ended September 30, 2018, the Company had a working capital deficit as of September 30, 2018 of $236,659. The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2018 based on its current operating plan and condition. The Company expects cash flows from operating activities to improve, primarily as a result of the disposition of subsidiaries and decreases in operating expenses. The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

NOTE 5 – PROMISSORY NOTES

	September 30,	December 31,
	2018	2017
Promissory Note - November 2017	$2,160	$2,160
Promissory Note - December 2017	17,033	17,033
Promissory Note - March 2018	15,296	-
Promissory Note - June 2018	12,249	-
Promissory Note - September 2018	5,408	-
	52,146	19,193
Less current portion of promissory note payable	(52,146)	(19,193)
Long-term promissory notes payable	$-	$-

On November 2, 2017, the Company issued to an unaffiliated party a promissory note at $2,160 for paying operating expenses on behalf of the Company. The note bears interest at 60% per annum and is due on demand.

On December 31, 2017, the Company issued to the same unaffiliated party a promissory note at $17,033 for paying operating expenses on behalf of the Company. The note bears interest at 60% per annum and is due on demand.

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

On September 30, 2018, the Company issued to the same unaffiliated party a promissory note at $5,408 for paying operating expenses on behalf of the Company. The note bears interest at 30% per annum and is due on September 29, 2028.

As of September 30, 2018, the accrued interest on the promissory notes was $12,025.

NOTE 6 – CONVERTIBLE NOTES

	September 30,	December 31,
	2018	2017
Convertible Notes - July 2017	$116,000	$136,000
Less debt discount	(23,384)	(54,852)
	92,616	81,148
Less current portion of convertible note payable	(92,616)	-
Long-term convertible notes payable	$-	$81,148

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

During the nine months ended September 30, 2018 and 2017, the Company recognized amortization of debt discount and beneficial conversion feature of $23,400 and $9,144 respectively.

As of September 30, 2018, the convertible notes payable was $92,616, net of note discount of $23,384, and accrued interest payable was $25,513.

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

As at September 30, 2018 and December 31, 2017, we had a total of 20,786,082 and 786,082 shares issued and outstanding, respectively. The outstanding shares have been restated retroactively for the reverse stock split.

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

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2018 to the date these consolidated financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

On December 3, 2015, we filed Articles of Amendment to our Articles of Incorporation with the Florida Department of State whereby we amended our Articles of Incorporation by (i) changing our name to “Cloudweb, Inc.”, (ii) increasing our company’s authorized number of shares of common stock from 100 million to 500 million, and (iii) increasing our total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 100 shares for every one (1) share currently issued and outstanding and made submission to FINRA with respect to the corporate action and requested a change of ticker symbol to “CLOU”. Our common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol "CLOW", and first traded on the OTC Markets in November 2015.

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

On April 1, 2017, our company, entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as “Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (hereinafter referred to as the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd. (“WHS”), a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by our company as the result of the losses of our company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $21,818 USD for the first three (3) months ended March 31, 2017, our company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three and nine months ended September 30, 2018 and 2017.

Three months ended September 30, 2018 compared to three months ended September 30, 2017.

	Three Months Ended
	September 30,
	2018	2017	Changes

Revenue	$-	$-	$-
Operating Expenses
Administrative expenses	-	-	-
Professional fees	5,481	9,304	(3,823)
Other expenses (income)	13,848	(1,376)	15,224
Net Loss from continued operations	$(19,329)	$(7,928)	$(11,401)

We had a net loss from continuing operations of $19,329 for the three months ended September 30, 2018 as compared to a net loss from continuing operations of $7,928 for the three months ended September 30, 2017. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended September 30, 2018 and 2017. We continue to incur professional fees. Operating expenses during the three months ended September 30, 2018 include professional fees of $5,481 with respect to the requirements for public reporting. Operating expenses during the three months ended September 30, 2017 include professional fees of $9,304. For the three months ended September 30, 2018, we incurred other expenses of $13,848 in interest expenses, compared to other income of $1,376 consisting of gain on debt extinguishment of $11,896 offset by interest expense of $10,520 for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017.

	Nine Months Ended
	September 30,
	2018	2017	Changes

Revenue	$-	$-	$-
Operating Expenses
Administrative expenses	150	-	150
Professional fees	36,880	35,657	1,223
Stock Based Compensation	35,200,000	-	35,200,000
Other expenses	(38,736)	(17,848)	(8,992)
Net Loss from continued operations	$(35,275,766)	$(53,505)	$(35,222,261)
Net Loss from discontinued operations	$-	$(96,216)	$96,216

For the nine months ended September 30, 2018 and 2017, the Company had a net loss from discontinued operations of $0 and $96,216, respectively.

We had a net loss from continuing operations of $35,275,766 for the nine months ended September 30, 2018 as compared to a net loss from continuing operations of $53,505 for the nine months ended September 30, 2017. Due to our discontinued operations, we recorded no revenue or cost of services for the nine months ended September 30, 2018 and 2017. We continue to incur professional fees. Operating expenses incurred during the nine months ended September 30, 2018 include stock based compensation of $35,200,000, professional fees of $36,880 with respect to the requirements for public reporting and administrative expenses of $150. Operating expenses during the nine months ended September 30, 2017 include professional fees of $35,657. For the nine months ended September 30, 2018, we incurred other expenses of $38,736 in interest expenses, compared to other expenses of $17,848 consisting of gain on debt extinguishment of $11,896 offset by interest expense of $29,744 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

The following table provides selected financial data about our company as of September 30, 2018 and December 31, 2017, respectively.

Working Capital

	As of	As of
	September 30,	December 31,
	2018	2017

Current Assets	$-	$-
Current Liabilities	$236,659	$91,678
Working Capital (Deficiency)	$(236,659)	$(91,678)

Cash Flows

	Nine Months Ended
	September 30,
	2018	2017

Cash Flows used in Operating Activities	$(32,953)	$-
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	32,953	-
Net increase (decrease) in Cash During Period	$-	$-

As at September 30, 2018 , our company’s cash balance was $0 and total assets were $0. As at December 31, 2017, our company’s cash balance was $0 and total assets were $0.

As at September 30, 2018, our company had total liabilities of $236,659, compared with total liabilities of $172,826 as at December 31, 2017.

As at September 30, 2018, our company had working capital deficiency of $236,659 compared with working capital deficiency of $91,678 as at December 31, 2017. The increase in working capital deficiency was primarily attributed to increase in promissory notes payable, convertible note payable and accrued interest.

Cash Flow from Operating Activities

During the nine months ended September 30, 2018, our company used $32,953 cash in operating activities, compared to $0 cash used in operating activities during the nine months ended September 30, 2017.

The cash used in operating activities for the nine months ended September 30, 2018 was attributed to net loss from continued operations of $35,275,766, reduced by stock based compensation of $35,200,000, amortization of debt discount of $23,400, an increase in accounts payable and accrued liabilities of $4,078 and an increase in accrued interest of $15,335.

For the nine months ended September 30, 2017, net cash flows used in operating activities was $0 consisting of a net loss from continued operations of $53,505 and net loss from discontinued of $96,216, for a total net loss of $149,721, increased by gain on debt extinguishment of $11,896, and was reduced by amortization of debt discount of $9,144, an increase in accounts payable and accrued liabilities of $35,657, a decrease in due from related party of $73,461, an increase in accrued interest of $20,600 and a change in net assets from discontinued operations of $22,755.

Cash Flow from Investing Activities

The Company did not use any funds for investing activities in the nine months ended September 30, 2018 or the nine months ended September 30, 2017.

Cash Flow from Financing Activities

Net cash provided by financing activities was $32,953 for the nine months ended September 30, 2018 derived from the issuance of promissory note to an unaffiliated party for paying operation expenses on behalf of the Company.

No funds were provided by investing activities during the nine months ended September 30, 2017.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLOUDWEB, INC.
(Registrant)

Dated: October 31, 2018	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

