Form 10-K
period 2018-12-31
Cloudweb, Inc.
filed 2019-03-19
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 333-199193

Cloudweb, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12A Greenhill Street, Dept. 106 Strafford Upon Avon Warwickshire, United Kingdom	CV376L
(Address of principal executive offices)	(Zip Code)

Registrants telephone number, including area code: 773-236-8132

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2018, was $3,947,090 based on a $0.95 average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (there was no bid or ask price of our common shares during this quarter).

Indicate the number of shares outstanding of each of the registrants classes of common stock as of the latest practicable date.

20,786,082 shares of common stock as issued and outstanding of March 19, 2019.

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

General Overview

Our company was incorporated on May 25, 2014 under the name “Formigli, Inc.” Our company was originally formed with the intent to engage in the worldwide distribution of custom handmade Italian road bikes, made by Renzo Formigli.

Our headquarters are located at 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF.

On December 3, 2015, Amy Chaffe, our former President, Chief Executive Officer, Chief Financial Officer and founder, decided to conduct a corporate restructuring. Our company filed Articles of Amendment to our Articles of Incorporation with the Florida Department of State whereby we amended our Articles of Incorporation by (i) changing our name to “Cloudweb, Inc.”, (ii) increasing our authorized number of shares of common stock from 100 million to 500 million, and (iii) increasing our total issued and outstanding shares of common stock by conducting a forward split of such shares at the rate of 100 shares for every one (1) share currently issued and outstanding and made submission to FINRA with respect to the corporate action and requested a change of ticker symbol to “CLOU”. Our company’s common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol “CLOW”, and first traded on the OTC Markets in November 2015.

On January 28, 2016, our company concluded a Share Exchange Agreement entered into with Zhi De Liao (“Mr. Liao”), whereby our company issued 2,500,000 shares of common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owned 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for US$72,000 (GBP 47,000) on November 25, 2015.

At the time WHS had been providing web hosting solutions for approximately ten (10) years and became a UK private limited company in 2012. In connection with the Share Exchange Agreement, our company elected to enter into the web hosting industry and discontinue our former business operations.

As a result of the Share Exchange Agreement, Mr. Liao became our company’s executive officer and sole member of the Board of Directors. Concurrently, Mr. Liao, through his controlled entity, Letterston Investments Ltd., acquired 250,000,000 shares of common stock from our former officer and director Ms. Amy Chaffe. As a result, on the transaction date, Mr. Liao effectively controlled approximately 81% of our company’s issued and outstanding shares of common stock.

On November 4, 2016, our company filed Articles of Amendment to our Articles of Incorporation with the Florida Department of State whereby we amended our Articles of Incorporation by changing our name to “Data Backup Solutions, Inc.” On November 10, 2016, our company filed Articles of Amendment to our Articles of Incorporation with the Florida Department of State whereby we amended our Articles of Incorporation by decreasing our total issued and outstanding shares of common stock by conducting a reverse split of such shares at the rate of 1 share for each one hundred shares (100) shares then currently issued and outstanding. The submission of the change of name to Data Backup Solutions, Inc. and the reverse stock split was not completed and the submission was closed.

On December 1, 2016, our company entered into an Employment Agreement with James Holland, who at that time, was acting as our Chief Operating Officer and Chief Technology Officer.

On April 1, 2017, we, entered into a Purchase Agreement with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation, and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (“WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of WHS,. Due to the continued consolidated losses experienced by our company as the result of the losses of our company’s indirect wholly-owned subsidiary, WHS, which included $50,083 USD for the fiscal year ended December 31, 2016 and $21,818 USD for the first three (3) months ended March 31, 2017, our company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return. In connection with the Closing, the employment agreement with James Holland was terminated and Mr. Holland was removed from the positions of Chief Operating Officer and Chief Technology Officer.

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

On October 27, 2017, a majority of stockholders of our company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares were restated retroactively.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Discontinued Operations

On April 1, 2017, as a result of the transactions under the Purchase Agreement, our company discontinued the web hosting business.

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

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is anticipated that our officers and directors will continue to manage our company.

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

Employees

We have no employees and our officers and directors furnish their time to the development of our company at no cost.

WHERE YOU CAN FIND MORE INFORMATION

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available from the SEC website at www.sec.gov.

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

Item 3. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of our operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party and which would reasonably be likely to have a material adverse effect on our company. To date, our company has never been involved in litigation, as either a party or a witness, nor has our company been involved in any legal proceedings commenced by any regulatory agency against our company.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the Pink Sheets of the OTC Markets, under the symbol “CLOW”. Our stock was approved for quotation on the OTC Markets on March 3, 2015.

Our transfer agent is ClearTrust, LLC, 16540 Point Village Dr., Suite 205 Lutz, FL 33558.

As of March 15, 2019 we had 33 shareholders with 20,786,082 shares of common stock outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2018 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2018.

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

Results of Operations - Years Ended December 31, 2018 and 2017

The following summary of our results of operations should be read in conjunction with our consolidated financial statements for the years ended December 31, 2018 and 2017, which are included herein.

Our operating results for the year ended December 31, 2018 and 2017, and the changes between those periods for the respective items are summarized as follows:

	Years Ended
	December 31,
	2018	2017	Changes

Revenue	$-	$-	$-
Operating Expenses
Administrative expenses	150	-	150
Professional fees	48,316	54,794	(6,478)
Stock Based Compensation	35,200,000	-	35,200,000
Other expenses	(53,382)	(28,595)	(24,787)
Net Loss from continued operations	$(35,301,848)	$(83,389)	$(35,218,459)
Net Loss from discontinued operations	$-	$(96,216)	$96,216

For the years ended December 31, 2018 and 2017, we had a net loss from discontinued operations of $NIL and $96,216, respectively.

The Company had a net loss from continuing operations of $35,301,848 for the year ended December 31, 2018 as compared to a net loss from continuing operations of $83,389 for the year ended December 31, 2017. Due to our discontinued operations, we recorded no revenue or cost of services for the years ended December 31, 2018 and 2017. We continue to incur professional fees. Operating expenses during the year ended December 31, 2018 include professional fees of $48,316, consisting of legal, audit and accounting fees with respect to the requirements for public reporting. Operating expenses during the year ended December 31, 2017 include professional fees of $54,794, consisting of legal, audit and accounting fees with respect to the requirements for public reporting.

During the year ended December 31, 2018, we incurred $53,382 of other expenses, comprising of interest expenses from accrued interest from promissory note and amortization of debt discount. During the year ended December 31, 2017, we incurred $28,595 of other expenses, comprising of interest expense of $40,491 offset by gain on debt extinguishment of $11,896. Our company’s aggregate, total net loss from both continued and discontinued operations was ($35,301,848) and ($179,605) for the years ending December 31, 2018 and 2017, respectively.

Liquidity and Capital

	As of	As of
	December 31,	December 31,
Working Capital	2018	2017

Current Assets	$-	$-
Current Liabilities	$262,742	$91,678
Working Capital (Deficiency)	$(262,742)	$(91,678)

	Years Ended
	December 31,
Cash Flows	2018	2017

Cash Flows used in Operating Activities	$(39,090)	$-
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	39,090	-
Net increase (decrease) in Cash During Period	$-	$-

As of December 31, 2018, we had a working capital deficit of $262,742 compared to a working capital deficit of $91,678 as of December 31, 2017. As of December 31, 2018, we had current assets of $NIL (2017 – $0) and current liabilities of $262,742 (2017 – $91,678).

Cash Flows from Operating Activities

For the year ended December 31, 2018, net cash flows used in operating activities was $39,090 consisting of a net loss from continued operations of $35,301,848, offset by stock based compensation of $35,200,000, amortization of debt discount of $31,200, an increase in accounts payable and accrued liabilities of $9,377 and an increase in accrued interest of $22,181.

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

Cash Flows Used in Investing Activities

For the years ended December 31, 2018 and 2017, we had no investing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2018, we generated $39,090 from financing activities for advancement from an unaffiliated party.

For the years ended December 31, 2017, we had no financing activities.

Liquidity and Capital Resources

Our cash balance at December 31, 2018 was $NIL, with $262,742 in outstanding current liabilities, consisting of accounts payable and accrued liabilities of $59,659, accrued interest of $44,384, promissory note payable of $58,283 and convertible note payable of $100,416.

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

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cloudweb, Inc. (the “Company”) as of December 31, 2018, consolidated balance sheet as of December 31, 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of its internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2014.

Lakewood, Colorado

March 19, 2019

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

BALANCE SHEET AS OF DECEMBER 31, 2018 AND

CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2017

	December 31, 2018	December 31, 2017

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$59,659	$50,282
Accrued interest	44,384	22,203
Promissory notes payable	58,283	19,193
Convertible notes payable, net of note discount of $15,584	100,416	-
Total Current Liabilities	262,742	91,678

Convertible notes payable, net of note discount of $54,852	-	81,148
Total Liabilities	262,742	172,826

Commitment and contingencies (Note 2)	-	-

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized,
20,786,082 shares and 786,082 shares issued and outstanding, respectively	-	-
Additional paid-in capital	35,369,809	157,877
Accumulated deficit	(35,536,335)	(234,487)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(262,742)	(172,826)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

 CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2018 AND

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2017

	Years Ended
	December 31,
	2018	2017

REVENUE	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Administrative Expenses	150	-
Professional fees	48,316	54,794
Stock Based Compensation	35,200,000	-
Total Operating Expenses	35,248,466	54,794

OTHER INCOME (EXPENSES)
Gain on debt extinguishment	-	11,896
Interest expense	(53,382)	(40,491)
	(53,382)	(28,595)

LOSS FROM CONTINUED OPERATIONS	(35,301,848)	(83,389)

Provision for income taxes	-	-
Net Loss from continuing operations	(35,301,848)	(83,389)

LOSS FROM DISCONTINUED OPERATIONS	-	(96,216)

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(1.78)	(0.11)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	-	(0.12)

NET LOSS PER SHARE: BASIC AND DILUTED	$(1.78)	$(0.23)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	19,863,005	786,082

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

* Balance - December 31, 2016	786,082	$-	$95,317	$(173,854)	$(58,721)	$(137,258)

Beneficial conversion feature	-	-	62,560	-	-	62,560
Net loss	-	-	-	(60,633)	(37,495)	(98,128)
Balance - December 31, 2017	786,082	$-	$157,877	$(234,487)	$(96,216)	$(172,826)

Stock-based compensation	16,000,000	-	35,200,000	-	-	35,200,000
Conversion of convertible notes into common stock	4,000,000	-	11,932	-	-	11,932
Net loss	-	-	-	(35,301,848)	-	(35,301,848)
Balance - December 31, 2018	20,786,082	$-	$35,369,809	$(35,536,335)	$(96,216)	$(262,742)

__________

* retrospectively restated reverse stock split 400:1

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2018 AND

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2017

	Years Ended
	December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(35,301,848)	$(83,389)
Net loss from discontinued operations, net of tax benefit	-	(96,216)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on debt extinguishment	-	(11,896)
Amortization of debt discount	31,200	18,288
Stock based compensation	35,200,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	9,377	54,793
Due from related party	-	73,461
Accrued interest	22,181	22,203
Change in Assets (Liabilities) from discontinued operations	-	22,756
Net cash used in operating activities	(39,090)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	39,090	-
Net cash provided by financing activities	39,090	-

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Issuance of promissory note to replace the amount due to related party	$-	$137,316
Issuance of convertible notes to replace promissory note	$-	$125,420
Conversion of convertible notes for common stock	$11,932	$-
Beneficial conversion feature	$-	$62,560

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.

(formerly Data Backup Solutions, Inc.)

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2018

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

As a result of the Share Exchange Agreement, Mr. Liao became the Company’s executive officer and sole member of the Board of Directors. Concurrently, Mr. Liao, through his controlled entity, Letterston Investments Ltd., acquired 250,000,000 shares of common stock from our former sole officer and director Ms. Amy Chaffe. As a result, on the transaction date, Mr. Liao effectively controlled approximately 81% of the Company’s issued and outstanding shares of common stock.

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

On April 1, 2017, Data Backup Solutions, Inc. a Florida corporation (the “Company” or “Data Backup”), entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (hereinafter referred to as the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by the Company as the result of the losses of the Company’s indirect wholly-owned subsidiary, WHS, which included $50,083 for the fiscal year ended December 31, 2016 and $22,755 for the first three (3) months ended March 31, 2017, the Company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return. The Company’s only operations were carried on by WHS, and upon the Company transferring 100% of the issued and outstanding equity interests of Data Cloud to a third party, the Company will likely become a shell company as defined in the rules promulgated under the Securities and Exchange Act of 1934. The Company is party to an existing Employment Agreement with James Holland, who is the former owner of WHS.

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

The Financial Statements are presented to reflect the disposition of its fully owned subsidiaries, Data Cloud and Web Hosting Solutions, Ltd. on April 1, 2017.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net (loss).

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

There were $35,200,000 and $0 of share-based expenses for the years ended December 31, 2018 and 2017, respectively (see Note 4).

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2018, there were no unrecognized tax benefits.

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

For the year ended December 31, 2018 and 2017, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2018	2017
	(Shares)	(Shares)
Convertible notes payable	23,200,000	27,200,000

Commitment and contingencies

None

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2019 based on its current operating plan and condition. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 23, 2018, the Company issued 16,000,000 shares of restricted common stock valued at $35,200,000 based on stock trading price at $2.2 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2017 and 2018.

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at 28% per annum, and is payable on December 31, 2019. On July 1, 2017, the holder of the promissory note entered into an Interest Purchase Agreement with four non-affiliated assignees whereby each assignee was assigned with a convertible promissory note at the principal amount of $34,000 and accrued interest of $4,806. The convertible notes bear interest at 4% per annum, expire on June 30, 2019 and are convertible at $0.005 per share for the Company common stock. As of December 31, 2018 and 2017, the convertible notes payable, net of note discount of $15,584 and $54,852, was $100,416 and $81,148, respectively.

NOTE 5 – PROMISSORY NOTES

	Issuance	December 31,	December 31,
	Month	2018	2017
Promissory Note	November 2017	$2,160	$2,160
Promissory Note	December 2017	17,033	17,033
Promissory Note	March 2018	15,296	-
Promissory Note	June 2018	12,249	-
Promissory Note	September 2018	5,408	-
Promissory Note	December 2018	6,137	-
		58,283	19,193
Less current portion of promissory note payable		(58,283)	(19,193)
Long-term promissory notes payable		$-	$-

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

On December 31, 2018, the Company issued to the same unaffiliated party a promissory note at $6,137 for paying operating expenses on behalf of the Company. The note bears interest at 30% per annum and is due on December 29, 2028.

As of December 31, 2018, the accrued interest on the promissory notes was $17,686.

NOTE 6 – CONVERTIBLE NOTES

	December 31,	December 31,
	2018	2017
Convertible Notes - July 2017	$116,000	$136,000
Less debt discount	(15,584)	(54,852)
	100,416	81,148
Less current portion of convertible note payable	(100,416)	-
Long-term convertible notes payable	$-	$81,148

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

During the years ended December 31, 2018 and 2017, the Company recognized amortization of debt discount and beneficial conversion feature of $31,200 and $18,288 respectively.

As of December 31, 2018, the convertible notes payable was $100,416, net of note discount of $15,584, and accrued interest payable was $26,698.

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

As at December 31, 2018 and December 31, 2017, we had a total of 20,786,082 and 786,082 shares issued and outstanding, respectively. The outstanding shares have been restated retroactively for the reverse stock split.

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

NOTE 9 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act (the “Act”) resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the Act during the year ended December 31, 2018. The Company’s financial statements for the year ended December 31, 2018 reflect certain effects of the Act which includes a reduction in the corporate tax rate from 34% to 21% as well as other changes.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2018 and 2017, are as follows:

	December 31,	December 31,
	2018	2017
Net operating loss carryforward	$(178,458)	$(83,388)
Statutory tax rate	21%	34%
Deferred tax asset	(37,476)	(28,352)
Less: Valuation allowance	37,476	28,352
Net deferred asset	$-	$-

As of December 31, 2018, utilization of the NOL carry forwards, which will begin to expire between 2035 and 2038, of $178,458 for federal income tax reporting purposes, may be subject to an annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). These ownership changes may limit the amount of the NOL carry forwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.

Tax returns for the years ended 2015 through 2018 are subject to review by the tax authorities.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2018 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Management, including our chief executive officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director	44	January 28, 2016
Chen Shi Rong	Chief Operating Officer and director	61	March 29, 2018

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

Zhi De Liao – President, Chief Executive Officer, Chief Financial Officer and director.

Mr. Liao received a Bachelor’s degree in Administrative Management in 1994, and a Master of Business Administration degree in 1997 from Guangxi Normal University. From Jan 2010 through Sept 2011, he served as a Production Manager for Beihai Kingsky Enterprise Co. Ltd, before moving to Shengde Guangxi Intergrated Project and Operations in October 2011 to manage production and logistics until Dec 2015. Currently Mr. Liao is the CEO and owner of Data Backup Solutions and manages Data Backup Solutions full time.

Our company believes that Mr. Liao’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

Chen Shi Rong – Chief Operating Officer and director

Mr. Chen Shi Rong is a native of China who graduated from the Beijing Technology and Business University with a major in Accounting in 2006. He worked for the Bank of China in Guangzhou from February 2007 to October 2011 as a controller where he was responsible for reviewing financial reports. He presently works for Sinochem Beijing as a controller, which he has done since November 2011 and where he establishes monitoring processes and enforces internal controls in his department.

Our company believes that Mr. Rong’s professional background experience gives him the qualifications and skills necessary to serve as a director and officer of our company.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2018, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2018 and 2017; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2018 and 2017, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensa-tion Earnings ($)	All Other Compensa-tion ($)		Total ($)
Zhi De Liao(1)	2018	Nil	Nil	Nil	Nil	Nil	Nil	35,200,000	(3)	35,200,000
CEO, CFO, President and Director	2017	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil

Chen Shi Rong(2)	2018	Nil	Nil	Nil	Nil	Nil	Nil	Nil		Nil
COO and Director	2017	N/A	N/A	N/A	N/A	N/A	N/A	N/A		N/A

__________________

(1)	Mr. Liao was appointed President, Chief Executive Officer, Chief Financial Officer and a Director on January 28, 2016.

(2)	Mr. Rong was appointed Chief Operating Officer and a Director on March 29, 2018.

(3)	On January 23, 2018, the Company issued 16,000,000 shares of restricted common stock valued at $35,200,000 based on stock trading price at $2.20 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2017 and 2018.

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

Grants of Plan-Based Awards

During the fiscal year ended December 31, 2018 we did not grant any stock options.

Option Exercises and Stock Vested

During our fiscal year ended December 31, 2018 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

No compensation was paid to non-employee directors for the year ended December 31, 2018.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 15, 2019, certain information with respect to the beneficial ownership of our common and preferred shares by each shareholder known by us to be the beneficial owner of more than 5% of our common and preferred shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common and preferred stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common and preferred stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao 12A Greenhill Street, Dept. 106 Stratford Upon Avon Warwickshire, United Kingdom	6,250 Shares of Common Stock / Direct 16,625,000 Shares of Common Stock / Indirect(2)	80.01%
Chen Shi Rong 12A Greenhill Street, Dept. 106 Stratford Upon Avon Warwickshire, United Kingdom	N/A	N/A
Directors and Executive Officers as a Group	16,631,250 Shares of Common Stock	80.01%

_____________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 15, 2019. As of March 15, 2019 there were 20,786,082 shares of our company’s common stock issued and outstanding.

(2)	The shares of common stock are registered in the name of Letterston Investments Ltd., a company in which Zhi De Liao has sole voting and dispositive control.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2018, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

On January 23, 2018, our company approved the issuance of 16,000,000 shares of our common stock to Letterston Investments Limited, a BVI corporation (controlled by our Chief Executive Officer, Zhi De Liao), as compensation for the payment of our Chief Executive Officer’s salary for the years 2017 and 2018.

Director Independence

We currently act with two director, Zhi De Liao and Chen Shi Rong.

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2018 and for fiscal year ended December 31, 2017 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2018	December 31, 2017
Audit Fees	$15,000	$13,800
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$15,000	$13,800

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

___________

*        Filed herewith.

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CLOUDWEB, INC.
(Registrant)

Dated: March 19, 2019	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 19, 2019	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

