Form 10-Q
period 2019-03-31
Cloudweb, Inc.
filed 2019-05-07
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

773-236-8132
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES     ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ YES ☐ NO

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

20,786,082 common shares issued and outstanding as of April 30, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$57,411	$59,659
Accrued interest	50,894	44,384
Promissory notes payable	19,193	19,193
Convertible notes payable, net of note discount of $7,784 and $15,584, respectively	108,216	100,416
Total Current Liabilities	235,714	223,652

Promissory notes payable	46,240	39,090

Total Liabilities	281,954	262,742

Commitment and contingencies (Note 2)	-	-

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 20,786,082 shares issued and outstanding	-	-
Additional paid-in capital	35,369,809	35,369,809
Accumulated deficit	(35,555,547)	(35,536,335)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(281,954)	(262,742)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

REVENUE	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES
Administrative Expenses	-	150
Professional fees	4,902	7,438
Stock Based Compensation	-	35,200,000
Total Operating Expenses	4,902	35,207,588

OTHER EXPENSES
Interest expense	(14,310)	(11,843)
	(14,310)	(11,843)

LOSS FROM CONTINUED OPERATIONS	(19,212)	(35,219,431)

Provision for income taxes	-	-
Net Loss from continuing operations	(19,212)	(35,219,431)

LOSS FROM DISCONTINUED OPERATIONS	-	-

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.00)	(2.07)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	-	-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(2.07)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,786,082	17,010,801

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Month Periods ended March 31, 2019

(Unaudited)

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

Balance - December 31, 2018	20,786,082	$-	$35,369,809	$(35,536,335)	$(96,216)	$(262,742)

Net loss	-	-	-	(19,212)	-	(19,212)
Balance - March 31, 2019	20,786,082	$-	$35,369,809	$(35,555,547)	$(96,216)	$(281,954)

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Month Periods ended March 31, 2018

(Unaudited)

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

Balance - December 31, 2017	786,082	$-	$157,877	$(234,487)	$(96,216)	$(172,826)

Stock-based compensation	16,000,000	-	35,200,000	-	-	35,200,000
Conversion of convertible notes into common stock	4,000,000	-	11,932	-	-	11,932
Net loss	-	-	-	(35,219,430)	-	(35,219,430)
Balance - March 31, 2018	20,786,082	$-	$35,369,809	$(35,453,917)	$(96,216)	$(180,324)

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(19,212)	$(35,219,431)
Net loss from discontinued operations, net of tax benefit	-	-
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	7,800	7,800
Stock based compensation	-	35,200,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(2,248)	(7,708)
Accrued interest	6,510	4,043
Net cash used in operating activities	(7,150)	(15,296)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	7,150	15,296
Net cash provided by financing activities	7,150	15,296

Net increase in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 19, 2019.

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

Share-based Expenses

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services and non-employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2019, there were no unrecognized tax benefits.

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

For the three months ended, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	23,200,000	23,200,000

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

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at 28% per annum, and is payable on December 31, 2019. On July 1, 2017, the holder of the promissory note entered into an Interest Purchase Agreement with four non-affiliated assignees whereby each assignee was assigned with a convertible promissory note at the principal amount of $34,000 and accrued interest of $4,806. The convertible notes bear interest at 4% per annum, expire on June 30, 2019 and are convertible at $0.005 per share for the Company common stock. As of March 31, 2019 and December 31, 2018, the convertible notes payable, net of note discount of $7,784 and $15,584, was $108,216 and $100,416, respectively.

NOTE 5 – PROMISSORY NOTES

		March 31,	December 31,
	Issuance Month	2019	2018
Promissory Note	November 2017	$2,160	$2,160
Promissory Note	December 2017	17,033	17,033
Promissory Note	March 2018	15,296	15,296
Promissory Note	June 2018	12,249	12,249
Promissory Note	September 2018	5,408	5,408
Promissory Note	December 2018	6,137	6,137
Promissory Note	March 2019	7,150	-
		65,433	58,283
Less current portion of promissory note payable		(19,193)	(19,193)
Long-term promissory notes payable		$46,240	$39,090

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

On March 31, 2019, the Company issued to the same unaffiliated party a promissory note at $7,150 for paying operating expenses on behalf of the Company. The note bears interest at 30% per annum and is due on March 30, 2029.

As of March 31, 2019, the accrued interest on the promissory notes was $23,036.

NOTE 6 – CONVERTIBLE NOTES

	March 31,	December 31,
	2019	2018
Convertible Notes - July 2017	$116,000	$116,000
Less debt discount	(7,784)	(15,584)
	108,216	100,416
Less current portion of convertible note payable	(108,216)	(100,416)
Long-term convertible notes payable	$-	$-

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

During the three months ended March 31, 2019 and March 31, 2018, the Company recognized amortization of debt discount and beneficial conversion feature of $7,800 and $7,800, respectively.

As of March 31, 2019, the convertible notes payable was $108,216, net of note discount of $7,784, and accrued interest payable was $27,858.

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

As at March 31, 2019 and December 31, 2018, we had a total of 20,786,082 and 20,786,082 shares issued and outstanding, respectively.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Our headquarters are located at 12A, Greenhill Street, Dept. 106, Stratford Upon Avon, Warwickshire, United Kingdom CV37 6LF. We do not have a corporate website.

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

On January 28, 2016, our company concluded a Share Exchange Agreement (“Share Exchange Agreement”) entered into with Zhi De Liao (“Mr. Liao”), whereby our company issued 2,500,000 shares of common stock to Mr. Liao in exchange for 100% of the issued and outstanding equity interests of Data Cloud Inc. a Nevada corporation (“Data Cloud”). Data Cloud owned 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd., a United Kingdom company (“WHS”), which it purchased from James Holland for $72,000 (GBP 47,000) on November 25, 2015.

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

On April 1, 2017, our company, entered into a Purchase Agreement (the “ Purchase Agreement”) with Yui Daing, an individual residing in Kuala Lumpur, Malaysia (the “Purchaser”), Data Cloud Inc., a Nevada corporation (hereinafter referred to as (“Data Cloud”), and Web Hosting Solutions Ltd., a United Kingdom private company limited by shares (hereinafter referred to as “WHS”). The transactions under the Purchase Agreement were completed on April 1, 2017 (hereinafter referred to as the “Closing”). Prior to the Closing, Data Backup owned 100% of the issued and outstanding equity interests of Data Cloud which owns 100% of the issued and outstanding equity interests of Web Hosting Solutions Ltd. (“WHS”), a United Kingdom private company limited by shares (“WHS”). Due to the continued consolidated losses experienced by our company as the result of the losses of our company’s indirect wholly-owned subsidiary, WHS, which included $50,083 for the fiscal year ended December 31, 2016 and $21,818 for the first three (3) months ended March 31, 2017, our company entered into the Purchase Agreement and transferred 100% of the issued and outstanding equity interests of Data Cloud to a third party for nominal consideration in return.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2019 and 2018.

Three months ended March 31, 2019 compared to three months ended March 31, 2018.

	Three Months Ended
	March 31,
	2019	2018	Changes

Revenue	$-	$-	$-
Operating Expenses
Administrative expenses	-	150	(150)
Professional fees	4,902	7,438	(2,536)
Stock Based Compensation	-	35,200,000	(35,200,000)
Other expenses	(14,310)	(11,843)	(2,467)
Net Loss from continued operations	$(19,212)	$(35,219,431)	$35,200,219
Net Loss from discontinued operations	$-	$-	$-

For the three months ended March 31, 2019 and 2018, we had a net loss from continued operations of $19,212 and $35,219,431, respectively. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended March 31, 2019 and 2018. We continue to incur professional fees. Operating expenses during the three months ended March 31, 2019 include professional fees of $4,902 with respect to the requirements for public reporting. Operating expenses during the three months ended March 31, 2018 include stock based compensation expense of $35,200,000 as compensation for the payment of the CEO’s salary during 2017 and 2018, professional fees of $7,438 with respect to the requirements for public reporting and administrative expenses of $150.

During the three months ended March 31, 2019 and 2018, we incurred $14,310 and $11,843 of other expenses, comprising of interest expenses from accrued interest from promissory note and amortization of debt discount, respectively. Our company’s aggregate, total net loss from both continued and discontinued operations was $19,212 and $35,219,431for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital

	As of	As of
	March 31,	December 31,
Working Capital	2019	2018

Current Assets	$-	$-
Current Liabilities	$235,714	$223,652
Working Capital (Deficiency)	$(235,714)	$(223,652)

	Three Months Ended
	March 31,
Cash Flows	2019	2018

Cash Flows used in Operating Activities	$(7,150)	$(15,296)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	7,150	15,296
Net increase (decrease) in Cash During Period	$-	$-

As of March 31, 2019, we had a working capital deficit of $235,714 compared to a working capital deficit of $223,652 as of December 31, 2018. As of March 31, 2019, we had current assets of $NIL (December 31, 2018 – $0) and current liabilities of $235,714 (December 31, 2018 – $223,652). The increase in working capital deficiency was mainly due to the increase in convertible notes and accrued interest payable.

Cash Flows from Operating Activities

For the three months ended March 31, 2019, net cash flows used in operating activities was $7,150 consisting of a net loss from continued operations of $19,212, increased by a decrease in accounts payable and accrued liabilities of $2,248, and was offset by amortization of debt discount of $7,800 and an increase in accrued interest of $6,510.

For the three months ended March 31, 2018, net cash flows used in operating activities was $15,296 consisting of a net loss from continued operations of $35,219,431, increased by a decrease in accounts payable and accrued liabilities of $7,708, and was offset by amortization of debt discount of $7,800, stock based compensation of $35,200,000 and an increase in accrued interest of $4,043.

Cash Flows Used in Investing Activities

For the three months ended March 31, 2019 and 2018, we had no investing activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2019 and 2018, we generated $7,150 and $15,296 from financing activities for advancement from an unaffiliated party, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

_________

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

CLOUDWEB, INC.
(Registrant)

Dated: May 7, 2019	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

