Form 10-Q
period 2019-09-30
Cloudweb, Inc.
filed 2019-11-04
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

20,786,082 common shares issued and outstanding as of October 29, 2019.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$55,109	$59,659
Accrued interest	67,393	44,384
Promissory notes payable	19,193	19,193
Convertible notes payable, net of note discount of $0 and $15,584, respectively	-	100,416
Total Current Liabilities	141,695	223,652

Convertible notes payable, net of note discount of $6,584 and $0, respectively	109,416	-
Promissory notes payable	60,426	39,090

Total Liabilities	311,537	262,742

Commitment and contingencies (Note 2)	-	-

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 20,786,082 shares issued and outstanding	-	-
Additional paid-in capital	35,369,809	35,369,809
Accumulated deficit	(35,585,130)	(35,536,335)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(311,537)	(262,742)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUE	$-	$-	$-	$-
COST OF SERVICES	-	-	-	-
GROSS PROFIT	-	-	-	-

OPERATING EXPENSES
Administrative Expenses	-	-	-	150
Professional fees	5,531	5,481	16,786	36,880
Stock Based Compensation	-	-	-	35,200,000
Total Operating Expenses	5,531	5,481	16,786	35,237,030

OTHER EXPENSES
Interest expense	(9,048)	(13,848)	(32,009)	(38,736)
	(9,048)	(13,848)	(32,009)	(38,736)

LOSS FROM CONTINUED OPERATIONS	(14,579)	(19,329)	(48,795)	(35,275,766)

Provision for income taxes	-	-	-	-
Net Loss from continuing operations	(14,579)	(19,329)	(48,795)	(35,275,766)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-

LOSS FROM CONTINUED OPERATIONS PER SHARE: BASIC AND DILUTED	(0.00)	(0.00)	(0.00)	(1.80)
LOSS FROM DISONTINUED OPERATION PER SHARE: BASIC AND DILUTED	-	-	-	-

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(1.80)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,786,082	20,786,082	20,786,082	19,550,788

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC. STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three and Nine Month Periods ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders' Deficiency

Balance - December 31, 2018	20,786,082	$-	$35,369,809	$(35,536,335)	$(96,216)	$(262,742)

Net loss	-	-	-	(19,212)	-	(19,212)
Balance - March 31, 2019	20,786,082	$-	$35,369,809	$(35,555,547)	$(96,216)	$(281,954)

Net loss	-	-	-	(15,004)	-	(15,004)
Balance - June 30, 2019	20,786,082	$-	$35,369,809	$(35,570,551)	$(96,216)	$(296,958)

Net loss	-	-	-	(14,579)	-	(14,579)
Balance - September 30, 2019	20,786,082	$-	$35,369,809	$(35,585,130)	$(96,216)	$(311,537)

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders' Deficiency

Balance - December 31, 2017	786,082	$-	$157,877	$(234,487)	$(96,216)	$(172,826)

Stock-based compensation	16,000,000	-	35,200,000	-	-	35,200,000
Conversion of convertible notes into common stock	4,000,000	-	11,932	-	-	11,932
Net loss	-	-	-	(35,219,430)	-	(35,219,430)
Balance - March 31, 2018	20,786,082	$-	$35,369,809	$(35,453,917)	$(96,216)	$(180,324)

Net loss	-	-	-	(37,006)	-	(37,006)
Balance - June 30, 2018	20,786,082	$-	$35,369,809	$(35,490,923)	$(96,216)	$(217,330)

Net loss	-	-	-	(19,329)	-	(19,329)
Balance - September 30, 2018	20,786,082	$-	$35,369,809	$(35,510,252)	$(96,216)	$(236,659)

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(48,795)	$(35,275,766)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	9,000	23,400
Stock based compensation	-	35,200,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,550)	4,078
Accrued interest	23,009	15,335
Net cash used in operating activities	(21,336)	(32,953)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	21,336	32,953
Net cash provided by financing activities	21,336	32,953

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$-	$35,200,000
Conversion of convertible notes for common stock	$-	$11,932

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2018 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2018 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 19, 2019.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2019, there were no unrecognized tax benefits.

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

For the nine months ended September 30, 2019 and 2018, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	23,200,000	23,200,000

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

On June 30, 2019, the maturity dates of the notes were extended for three years to June 30, 2022. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. As of September 30, 2019 and December 31, 2018, the convertible notes payable, net of note discount of $6,584 and $15,584, was $109,416 and $100,416, respectively.

NOTE 5 – PROMISSORY NOTES

	Issuance Month	September 30, 2019	December 31, 2018	Expiry Date
Promissory Note	November 2017	$2,160	$2,160	Due on demand
Promissory Note	December 2017	17,033	17,033	Due on demand
Promissory Note	March 2018	15,296	15,296	3/31/2028
Promissory Note	June 2018	12,249	12,249	6/30/2028
Promissory Note	September 2018	5,408	5,408	9/30/2028
Promissory Note	December 2018	6,137	6,137	12/31/2028
Promissory Note	March 2019	7,150	-	3/31/2029
Promissory Note	June 2019	10,105	-	6/30/2029
Promissory Note	September 2019	4,081	-	9/30/2029
		79,619	58,283
Less current portion of promissory note payable		(19,193)	(19,193)
Long-term promissory notes payable		$60,426	$39,090

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

On September 30, 2019, the Company issued to the same unaffiliated party a promissory note at $4,081 for paying operating expenses on behalf of the Company. The note bears interest at 30% per annum and is due on September 30, 2029.

As of September 30, 2019, the accrued interest on the promissory notes was $37,176.

NOTE 6 – CONVERTIBLE NOTES

	September 30,	December 31,
	2019	2018
Convertible Notes - July 2017	$116,000	$116,000
Less debt discount	(6,584)	(15,584)
	109,416	100,416
Less current portion of convertible note payable	-	(100,416)
Long-term convertible notes payable	$109,416	$-

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

During the nine months ended September 30, 2019 and September 30, 2018, the Company recognized amortization of debt discount and beneficial conversion feature of $9,000 and $23,400, respectively.

As of September 30, 2019, the convertible notes payable was $109,416, net of note discount of $6,584, and accrued interest payable was $30,217.

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

As at September 30, 2019 and December 31, 2018, we had a total of 20,786,082 shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the September 30, 2019 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2019 and 2018.

Three months ended September 30, 2019 compared to three months ended September 30, 2018.

	Three Months Ended
	September 30,
	2019	2018	Changes

Revenue	$-	$-	$-
Operating Expenses			-
Professional fees	5,531	5,481	50
Other expenses	9,048	13,848	(4,800)
Net Loss from continued operations	$(14,579)	$(19,329)	$(4,750)
Net Loss from discontinued operations	$-	$-	$-

For the three months ended September 30, 2019 and 2018, we had a net loss from continued operations of $14,579 and $19,329, respectively. Due to our discontinued operations, we recorded no revenue or cost of services for the three months ended September 30, 2019 and 2018. We continue to incur professional fees with respect to the requirements for public reporting. During the three months ended September 30, 2019 and 2018, we incurred $9,048 and $13,848 of other expenses, comprising of interest expenses from accrued interest from promissory note and amortization of debt discount.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018.

	Nine Months Ended
	September 30,
	2019	2018	Changes

Revenue	$-	$-	$-
Operating Expenses
Administrative expenses	-	150	(150)
Professional fees	16,786	36,880	(20,094)
Stock Based Compensation	-	35,200,000	(35,200,000)
Other expenses	(32,009)	(38,736)	6,727
Net Loss from continued operations	$(48,795)	$(35,275,766)	$35,226,971
Net Loss from discontinued operations	$-	$-	$-

For the nine months ended September 30, 2019 and 2018, we had a net loss from continued operations of $48,795 and $35,275,766, respectively. Due to our discontinued operations, we recorded no revenue or cost of services for the nine months ended September 30, 2019 and 2018. Operating expenses during the nine months ended September 30, 2019 include professional fees of $16,786 with respect to the requirements for public reporting. Operating expenses during the nine months ended September 30, 2018 include stock based compensation expense of $35,200,000 as compensation for the payment of the CEO’s salary during 2017 and 2018, professional fees of $36,880 with respect to the requirements for public reporting and administrative expenses of $150. During the nine months ended September 30, 2019 and 2018, we incurred $32,009 and $38,736 of other expenses, comprising of interest expenses from accrued interest from promissory note and amortization of debt discount.

Liquidity and Capital

	As of	As of
	September 30,	December 31,
Working Capital	2019	2018

Current Assets	$-	$-
Current Liabilities	$141,695	$223,652
Working Capital (Deficiency)	$(141,695)	$(223,652)

	Nine Months Ended
	September 30,
Cash Flows	2019	2018

Cash Flows used in Operating Activities	$(21,336)	$(32,953)
Cash Flows used in Investing Activities	-	-
Cash Flows provided by Financing Activities	21,336	32,953
Net Changes in Cash During Period	$-	$-

As of September 30, 2019, we had a working capital deficit of $141,695 compared to a working capital deficit of $223,652 as of December 31, 2018. As of September 30, 2019, we had current assets of $NIL (December 31, 2018 – $NIL) and current liabilities of $141,695 (December 31, 2018 – $223,652). The decrease in working capital deficiency was mainly due to the decrease in convertible notes payable as a result of the note extension and the reclassification of the notes from current to non-current liabilities.

Cash Flows from Operating Activities

For the nine months ended September 30, 2019, net cash flows used in operating activities was $21,336 consisting of a net loss from continued operations of $48,795, increased by a decrease in accounts payable and accrued liabilities of $4,550, and was offset by amortization of debt discount of $9,000 and an increase in accrued interest of $23,009.

For the nine months ended September 30, 2018, net cash flows used in operating activities was $32,953 consisting of a net loss from continued operations of $35,275,766, offset by amortization of debt discount of $23,400, stock based compensation of $35,200,000, an increase in accounts payable and accrued liabilities of $4,078 and an increase in accrued interest of $15,335.

Cash Flows Used in Investing Activities

For the nine months ended September 30, 2019 and 2018, we had no investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2019 and 2018, we generated $21,336 and $32,953 from financing activities for advancement from an unaffiliated party, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLOUDWEB, INC.
(Registrant)

Dated: November 4, 2019	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

