Form 10-K
period 2019-12-31
Cloudweb, Inc.
filed 2020-04-03
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2019, was $534,257 based on a $18.00 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

63,140,557 shares of common stock as of March 24, 2020.

Tables of Contents

FORWARD-LOOKING STATEMENTS

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us” and “our” mean Cloudweb, Inc., unless otherwise indicated.

Tables of Contents

PART I

ITEM 1. BUSINESS

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

Tables of Contents

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

The Purchase Agreement was approved by the shareholders of our company owning a majority of the voting stock of our company on April 1, 2017. The Closing of the Purchase Agreement occurred on April 1, 2017. On April 1, 2017, as a result of the transactions under the Purchase Agreement, our company discontinued the web hosting business

On October 1, 2017, a majority of stockholders of our company and the board of directors approved a change of name of our company from Data Backup Solutions, Inc. to the previous name, Cloudweb, Inc. Articles of Amendment to the Articles of Incorporation to change the name were filed with the Florida Secretary of State on October 18, 2017.

On October 27, 2017, a majority of stockholders of our company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to four hundred (400) old shares for one (1) new share of common stock. On November 30, 2017, FINRA approved the reverse stock split. The outstanding shares were restated retroactively.

On November 27, 2019, a majority of stockholders of our company and our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to one hundred and fifty (150) old shares for one (1) new share of common stock. Articles of Amendment to our Articles of Incorporation were filed on December 9, 2019 with the Florida Secretary of State in connection with the reverse split, with an effective date of December 18, 2019. The reverse split will become effective with the OTC Markets at the opening of trading on December 19, 2019.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Tables of Contents

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

Tables of Contents

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

Tables of Contents

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “CLOW”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of March 24, 2020, we had 34 shareholders of record of our common stock with 63,140,557 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Tables of Contents

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended December 31, 2019 that were not otherwise disclosed on our annual report on Form 10-K, quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended December 31, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2019.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended December 31, 2019 and 2018, which are included herein.

	Year Ended
	December 31,
	2019	2018	Changes	%

Operating expenses
Administrative expenses	$-	$150	$(150)	(100%)
Professional fees	31,854	48,316	(16,462)	(34%)
Stock based compensation	46,500,000	35,200,000	11,300,000	32%
Total operating expenses	46,531,854	35,248,466	11,283,388	32%
Other expenses	41,371	53,382	(12,011)	(23%)
Net Loss	$46,573,225	$35,301,848	$11,271,377	32%

We recognized no revenues for the years ended December 31, 2019 and 2018.

Net loss increased $11,271,377 or 32% for the year ended December 31, 2019 due to the increase in operating expenses primarily attributed to the increase in stock-based compensation.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,
	2019	2018	Changes	%

Current Assets	$-	$-	$-
Current Liabilities	$158,625	$223,652	$(65,027)	(29%)
Working Capital Deficiency	$(158,625)	$(223,652)	$65,027	(29%)

Tables of Contents

Cash Flows

	Year Ended
	December 31,
	2019	2018	Changes	%

Cash flows used in operating activities	$(28,236)	$(39,090)	$10,854	(28%)
Cash flows used in investing activities	-	-	-	n/a
Cash flows provided by financing activities	28,236	39,090	(10,854)	(28%)
Net changes in cash	$-	$-	$-	0%

As at December 31, 2019 and 2018, our company had no cash and assets.

As at December 31, 2019, our company had total liabilities of $335,967, of which included convertible notes payable of $110,016, promissory notes payable of $86,519, accrued interest of $76,155 and accounts payable and accrued liabilities of $63,277. As at December 31, 2018, our company had total liabilities of $262,742, of which included convertible notes payable of $100,416, promissory notes payable of $58,283, accrued interest of $44,384 and accounts payable and accrued liabilities of $56,659.

As at December 31, 2019, our company had a working capital deficiency of $158,625 compared with a working capital deficiency of $223,652 as at December 31, 2018. The decrease in working capital deficit was primarily due to a decrease in convertible notes payable of $100,416 as a result of the reclassification of the convertible note from current to long-term liabilities for note extension of the note maturity date form June 30, 2019 to June 30, 2022.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2019, net cash used in operating activities was $28,236 compared to $39,090 used during the year ended December 31, 2018. Cash flows used in operating activities during the year ended December 31, 2019, comprised of a net loss of $46,573,225, which was reduced by non-cash expenses of $46,500,000 for stock based compensation, $9,600 for amortization of debt discount and a net change in working capital of $35,389. Cash flows used in operating activities during the year ended December 31, 2018, comprised of a net loss from of $35,301,848, which was reduced by non-cash expenses of $35,200,000 for stock-based compensation and $31,200 for amortization of debt discount and a net change in working capital of $31,558.

Cash Flow from Investing Activities

During the year ended December 31, 2019 and 2018, our company did not have any investing activities.

Cash Flow from Financing Activities

During the year ended December 31, 2019 and 2018, our company received $28,236 and $39,090 for proceeds from issuance of promissory notes, respectively.

Tables of Contents

Going Concern

As of the year ended December 31, 2019, we had an accumulated deficit of $82,109,560. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our company’s ability to continue as a going concern. Our company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Tables of Contents

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cloudweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cloudweb, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado

April 3, 2020

Tables of Contents

CLOUDWEB, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2019 AND 2018

	December 31, 2019	December 31, 2018

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$63,277	$59,659
Accrued interest	76,155	44,384
Promissory notes payable	19,193	19,193
Convertible notes payable, net of note discount of $0 and $15,584, respectively	-	100,416
Total Current Liabilities	158,625	223,652

Convertible notes payable, net of note discount of $5,984 and $0, respectively	110,016	-
Promissory notes payable	67,326	39,090

Total Liabilities	335,967	262,742

Commitment and contingencies (Note 2)	-	-

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 140,557 shares issued and outstanding	-	-
Additional paid-in capital	35,369,809	35,369,809
Stock payable	46,500,000	-
Accumulated deficit	(82,109,560)	(35,536,335)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(335,967)	(262,742)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Tables of Contents

CLOUDWEB, INC.

STATEMENT OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

	Year Ended
	December 31,
	2019	2018

OPERATING EXPENSES
Administrative Expenses	$-	$150
Professional fees	31,854	48,316
Stock Based Compensation	46,500,000	35,200,000
Total Operating Expenses	46,531,854	35,248,466

OTHER EXPENSES
Interest expense	(41,371)	(53,382)
Total Other Expenses	(41,371)	(53,382)

Loss from operations	(46,573,225)	(35,301,848)
Provision for income taxes	-	-
NET LOSS	$(46,573,225)	$(35,301,848)

NET LOSS PER SHARE: BASIC AND DILUTED	$(331.35)	$(262.83)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	140,557	134,315

The accompanying notes are an integral part of these audited financial statements.

Tables of Contents

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

	Common Stock		Additional			Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders' Deficiency

*Balance - December 31, 2017	5,316	$-	$157,877	$-	$(234,487)	$(96,216)	$(172,826)

Stock-based compensation	108,193	-	35,200,000	-	-	-	35,200,000
Conversion of convertible notes into common stock	27,048	-	11,932	-	-	-	11,932
Net loss	-	-	-	-	(35,301,848)	-	(35,301,848)
*Balance - December 31, 2018	140,557	$-	$35,369,809	$-	$(35,536,335)	$(96,216)	$(262,742)

Stock-based compensation	-	-	-	46,500,000	-	-	46,500,000
Net loss	-	-	-	-	(46,573,225)	-	(46,573,225)
Balance - December 31, 2019	140,557	$-	$35,369,809	$46,500,000	$(82,109,560)	$(96,216)	$(335,967)

* retrospectively restated reverse stock split 150:1

The accompanying notes are an integral part of these audited financial statements.

Tables of Contents

CLOUDWEB, INC.

STATEMENT OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

	Years Ended
	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,573,225)	$(35,301,848)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	9,600	31,200
Stock based compensation	46,500,000	35,200,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,618	9,377
Accrued interest	31,771	22,181
Net cash used in operating activities	(28,236)	(39,090)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	28,236	39,090
Net cash provided by financing activities	28,236	39,090

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Common stock issued for services	$-	$35,200,000
Stock payable for services	$46,500,000	$-
Conversion of convertible notes for common stock	$-	$11,932

The accompanying notes are an integral part of these audited financial statements.

Tables of Contents

CLOUDWEB, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Tables of Contents

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

On November 27, 2019, a majority of stockholders of our company and our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to one hundred and fifty (150) old shares for one (1) new share of common stock. The name change and reverse stock split have been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and have been approved for filing with an effective date of December 19, 2019. Articles of Amendment to our Articles of Incorporation were filed on December 9, 2019 with the Florida Secretary of State in connection with the reverse split, with an effective date of December 18, 2019.

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

Tables of Contents

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

Tables of Contents

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2019, there were no unrecognized tax benefits.

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

For the years ended December 31, 2019 and 2018, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2019	2018
	(Shares)	(Shares)
Convertible notes payable	154,667	154,667

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

Tables of Contents

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

On June 30, 2019, the maturity dates of the notes were extended for three years to June 30, 2022. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. As of December 31, 2019 and 2018, the convertible notes payable, net of note discount of $5,984 and $15,584, was $110,016 and $100,416, respectively.

NOTE 5 – PROMISSORY NOTES

		December 31,	December 31,
	Issuance Month	2019	2018	Expiry Date
Promissory Note	November 2017	$2,160	$2,160	Due on demand
Promissory Note	December 2017	17,033	17,033	Due on demand
Promissory Note	March 2018	15,296	15,296	3/31/2028
Promissory Note	June 2018	12,249	12,249	6/30/2028
Promissory Note	September 2018	5,408	5,408	9/30/2028
Promissory Note	December 2018	6,137	6,137	12/31/2028
Promissory Note	March 2019	7,150	-	3/31/2029
Promissory Note	June 2019	10,105	-	6/30/2029
Promissory Note	September 2019	4,081	-	9/30/2029
Promissory Note	December 2019	6,900	-	12/31/2029
		86,519	58,283
Less current portion of promissory note payable		(19,193)	(19,193)
Long-term promissory notes payable		$67,326	$39,090

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

Tables of Contents

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

On December 31, 2019, the Company issued to the same unaffiliated party a promissory note at $6,900 for paying operating expenses on behalf of the Company. The note bears interest at 30% per annum and is due on December 31, 2029.

As of December 31, 2019, the accrued interest on the promissory notes was $44,752.

NOTE 6 – CONVERTIBLE NOTES

	December 31,	December 31,
	2019	2018
Convertible Notes - July 2017	$116,000	$116,000
Less debt discount	(5,984)	(15,584)
	110,016	100,416
Less current portion of convertible note payable	-	100,416
Long-term convertible notes payable	$110,016	$-

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

During the years ended December 31, 2019 and 2018, the Company recognized amortization of debt discount and beneficial conversion feature of $9,600 and $31,200, respectively.

As of December 31, 2019, the convertible notes payable was $110,016, net of note discount of $5,984, and accrued interest payable was $31,403.

Tables of Contents

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

On November 27, 2019, a majority of stockholders of our company and our board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to one hundred and fifty (150) old shares for one (1) new share of common stock. The name change and reverse stock split have been reviewed by the Financial Industry Regulatory Authority (“FINRA”) and have been approved for filing with an effective date of December 19, 2019. Articles of Amendment to our Articles of Incorporation were filed on December 9, 2019 with the Florida Secretary of State in connection with the reverse split, with an effective date of December 18, 2019.

As at December 31, 2019 and 2018, we had a total of 140,557 shares issued and outstanding.

Stock Payable for compensation

During the year ended December 31, 2019, the Company recorded stock payable for 30,000,000 outstanding common shares of $46,500,000 based on stock trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the year 2019. The common shares were subsequently issued on March 5, 2020. (see Note 9)

NOTE 8 – INCOME TAX

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2019 and 2018, are as follows:

	December 31,	December 31,
	2019	2018
Net operating loss carryforward	$(251,683)	$(178,458)
Statutory tax rate	21%	21%
Deferred tax asset	(52,853)	(37,476)
Less: Valuation allowance	52,853	37,476
Net deferred asset	$-	$-

As of December 31, 2019, the Company had $251,683 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2035 and 2039. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2015 through 2019 are subject to review by the tax authorities.

Tax returns for the years ended 2015 through 2018 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 based on stock trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2019 and 2020.

On March 23, 2020, principal amount of $9,000 from a convertible note was converted for 3,000,000 shares of common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the December 31, 2019 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

Tables of Contents

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2019, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Tables of Contents

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

Tables of Contents

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director	45	January 28, 2016
Chen Shi Rong	Chief Operating Officer and director	62	March 29, 2018

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Tables of Contents

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

Tables of Contents

Involvement in certain legal proceedings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. Our company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2019, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Tables of Contents

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended December 31, 2019 and 2018; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2019 and 2018, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensa-tion($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings($)	AllOther Compensa-tion($)		Total($)
Zhi De Liao(1)CEO, CFO,	2019	--	--	--	--	--	--	46,500,000	(4)	46,500,000
President and Director	2018	--	--	--	--	--	--	35,200,000	(3)	35,200,000
Chen Shi Rong(2)	2019	--	--	--	--	--	--	--		--
COO and Director	2018	--	--	--	--	--	--	--		--

_____________

(1)	Mr. Liao was appointed President, Chief Executive Officer, Chief Financial Officer and a Director on January 28, 2016.

(2)	Mr. Rong was appointed Chief Operating Officer and a Director on March 29, 2018.

(3)

On January 23, 2018, the Company issued 16,000,000 shares of restricted common stock valued at $35,200,000 based on stock trading price at $2.20 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2017 and 2018.

(4)

During the year ended December 31, 2019, the Company recorded stock payable for 30,000,000 outstanding common shares of $46,500,000 based on stock trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the year 2019. The common shares were issued on March 5, 2020.

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

Tables of Contents

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 17, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao12A Greenhill Street, Dept. 106Stratford Upon AvonWarwickshire, United Kingdom	42 Shares of Common Stock / Direct 60,110,834 Shares of Common Stock / Indirect(2)	99.95%
Chen Shi Rong12A Greenhill Street, Dept. 106Stratford Upon AvonWarwickshire, United Kingdom	N/A	N/A
Directors and Executive Officers as a Group	60,110,876 Shares of Common Stock	95.20%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 24, 2020. As of March 24, 2020 there were 63,140,557 shares of our company’s common stock issued and outstanding.

(2)	The shares of common stock are registered in the name of Letterston Investments Ltd., a company in which Zhi De Liao has sole voting and dispositive control.

Tables of Contents

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2019, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2019 and for fiscal year ended December 31, 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2019	Year Ended December 31, 2018

Audit Fees	$13,500	$15,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$13,500	$15,000

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

Tables of Contents

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

EXHIBIT NUMBER	Exhibit Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

Tables of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

CLOUDWEB, INC.

Dated April 3, 2020	By:	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated April 3, 2020	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated April 3, 2020	/s/ Chen Shi Rong
Chen Shi Rong
Chief Operating Officer and Director

