Form 10-Q
period 2020-03-31
Cloudweb, Inc.
filed 2020-05-14
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-199193

Cloudweb, Inc.
(Exact name of registrant as specified in its charter)

Florida	47-0978297
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 W El Camino Real Suite 180 Mountain View, CA	94040
(Address of principal executive offices)	(Zip Code)

713-583-6813
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

63,140,557 common shares issued and outstanding as of May 3, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

AS OF MARCH 31, 2020 AND DECEMBER 31, 2019

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$63,659	$63,277
Accrued interest	86,243	76,155
Promissory notes payable	2,160	19,193
Convertible notes payable	12,801	-
Total Current Liabilities	164,863	158,625

Convertible notes payable, net of note discount of $5,384 and $5,984, respectively	110,616	110,016
Promissory notes payable	67,326	67,326

Total Liabilities	342,805	335,967

Commitment and contingencies (Note 2)	-	-

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 63,140,557 shares and 140,557 shares issued and outstanding, respectively	-	-
Additional paid-in capital	93,525,610	35,369,809
Stock payable	-	46,500,000
Accumulated deficit	(93,772,199)	(82,109,560)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(342,805)	(335,967)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

OPERATING EXPENSES
Professional fees	$5,150	$4,902
Stock based compensation	11,625,000	-
Total Operating Expenses	11,630,150	4,902

OTHER EXPENSES
Interest expense	(32,489)	(14,310)
Total Operating Expenses	(32,489)	(14,310)

Loss from operations	(11,662,639)	(19,212)
Provision for income taxes	-	-
NET LOSS	$(11,662,639)	$(19,212)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.66)	$(0.14)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	17,547,150	140,557

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Common Stock		Additional			Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders' Deficiency

Balance - December 31, 2019	140,557	$-	$35,369,809	$46,500,000	$(82,109,560)	$(96,216)	$(335,967)

Conversion of convertible notes into common stock	3,000,000	-	9,000	-	-	-	9,000
Beneficial Note Conversion Feature	-	-	21,801	-	-	-	21,801
Stock-based compensation	60,000,000	-	58,125,000	(46,500,000)	-	-	11,625,000
Net loss	-	-	-	-	(11,662,639)	-	(11,662,639)
Balance - March 31, 2020	63,140,557	$-	$93,525,610	$-	$(93,772,199)	$(96,216)	$(342,805)

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders' Deficiency

*Balance - December 31, 2018	140,557	$-	$35,369,809	$(35,536,335)	$(96,216)	$(262,742)

Net loss	-	-	-	(19,212)	-	(19,212)
Balance - March 31, 2019	140,557	$-	$35,369,809	$(35,555,547)	$(96,216)	$(281,954)

* retrospectively restated reverse stock split 150:1

The accompanying notes are an integral part of these unaudited financial statements.

CLOUDWEB, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(11,662,639)	$(19,212)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	22,401	7,800
Stock based compensation	11,625,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	382	(2,248)
Accrued interest	10,088	6,510
Net cash used in operating activities	(4,768)	(7,150)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory note	4,768	7,150
Net cash provided by financing activities	4,768	7,150

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Amendment of promissory note to convertible note	$17,033	$-
Conversion of convertible notes for common stock	$9,000	$-
Beneficial conversion feature	$21,801	$-

The accompanying notes are an integral part of these unaudited financial statements

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 3, 2020.

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

For the three months ended March 31, 2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	30,645,917	23,200,000

Commitment and contingencies

None

Recent accounting pronouncements

Management has considered all recent accounting pronouncements issued. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 3 – GOING CONCERN

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources during 2020 based on its current operating plan and condition. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

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

On June 30, 2019, the maturity dates of the notes were extended for three years to June 30, 2022. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. As of March 31, 2020 and December 31, 2019, the convertible notes payable, net of note discount of $5,384 and $5,984, was $110,616 and $100,016, respectively.

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 based on stock trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2019 and 2020. During the three months ended March 31, 2020, the Company has recognized $11,625,000 for the 1st quarter portion of the year 2020 salary as the services were provided. Unrecognized stock compensation of $34,875,000 will be recognized throughout 2020.

NOTE 5 – PROMISSORY NOTES

		March 31,	December 31,
	Issuance Month	2020	2019	Expiry Date
Promissory Note	November 2017	$2,160	$2,160	Due on demand
Promissory Note	December 2017	-	17,033	Due on demand
Promissory Note	March 2018	15,296	15,296	3/31/2028
Promissory Note	June 2018	12,249	12,249	6/30/2028
Promissory Note	September 2018	5,408	5,408	9/30/2028
Promissory Note	December 2018	6,137	6,137	12/31/2028
Promissory Note	March 2019	7,150	7,150	3/31/2029
Promissory Note	June 2019	10,105	10,105	6/30/2029
Promissory Note	September 2019	4,081	4,081	9/30/2029
Promissory Note	December 2019	6,900	6,900	12/31/2029
		69,486	86,519
Less current portion of promissory note payable		(2,160)	(19,193)
Long-term promissory notes payable		$67,326	$67,326

On November 2, 2017, the Company issued to an unaffiliated party a promissory note at $2,160 for paying operating expenses on behalf of the Company. The note bears interest at 60% per annum and is due on demand.

On December 31, 2017, the Company issued to the same unaffiliated party a promissory note at $17,033 for paying operating expenses on behalf of the Company. The note bears interest at 60% per annum and is due on demand. On January 2, 2020, the Company replaced the note with a convertible note which is due on demand, bears interest at 10% per annum and is convertible at $0.003 per share.

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

As of March 31, 2020 and December 31, 2019, the accrued interest on the promissory notes was $32,473 and $44,752, respectively.

NOTE 6 – CONVERTIBLE NOTES

		March 31,	December 31,
	Expiry Date	2020	2019
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Note - January 2020	Due on demand	8,033	-
Convertible Note - March 2020	Due on demand	4,768	-
Less debt discount		(5,384)	(15,584)
		123,417	100,416
Less current portion of convertible note payable		(12,801)	-
Long-term convertible notes payable		$110,616	$100,416

Convertible Notes – July 2017

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

Convertible Note – January 2020

On January 2, 2020, the Company replaced a promissory note of $17,033 originally issued to an unaffiliated party on December 31, 2017 with a convertible note of $17,033. The convertible note is due on demand, bear interest at 10% per annum and is convertible at $0.003 per share. The discount on convertible note from beneficial conversion feature of $17,033 was fully amortized during the three months ended March 31, 2020.

Convertible Note – March 2020

On March 4, 2020, the convertible note comprising of principal amount of $17,033 and accrued interest of $21,073  was sold to another unaffiliated party. On March 23, 2020, the principal amount of the convertible note of $9,000 was converted into 3,000,000 shares of common stock.<see note 7>

On March 31, 2020, the Company issued to an unaffiliated party a convertible note at $4,768 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $4,768 was fully amortized during the three months ended March 31, 2020.

During the three months ended March 31, 2020 and 2019, the Company recognized amortization of debt discount and beneficial conversion feature of $22,401 and $7,800, respectively.

As of March 31, 2020 and December 31, 2019, the convertible notes payable was $123,471 and $110,016 , net of note discount of $5,384 and $5,984, and accrued interest payable was $53,770 and $31,403, respectively.

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

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 to a corporation controlled by the Company’s CEO. <see Note 3>

On March 23, 2020, principal amount of $9,000 from a convertible note was converted for 3,000,000 shares of common stock at stock trading price of $1.25 per share. <see Note 6>

As at March 31, 2020 and December 31, 2019, we had a total of 63,140,557 and 140,557 shares issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

The World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company is monitoring the potential impact of this pandemic on the operations of the Company. While the disruption is currently expected to be temporary, there is uncertainty on its duration. As of the time of authorization of these financial statements, it is not possible to estimate the length and severity of these developments and its impact on the financial results and operations of the Company.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2020 and 2019.

Three months ended March 31, 2020 compared to three months ended March 31, 2019.

	Three Months Ended
	March 31,
	2020	2019	Changes	%

Operating expenses
Professional fees	$5,150	$4,902	$248	5%
Stock based compensation	11,625,000	-	11,625,000	-
Total operating expenses	11,630,150	4,902	11,625,248	237,153%
Other expenses	32,489	14,310	18,179	127%
Net Loss	$11,662,639	$19,212	$11,643,427	60,605%

We had no revenue for the three months ended March 31, 2020 and March 31, 2019.

Our net loss for the three months ended March 31, 2020 was $11,662,639 compared with net loss of $19,212 for the three months ended March 31, 2019 due to the increase in operation expenses. During the three months ended March 31, 2020, we incurred stock based compensation of $11,625,000 attributed to shares issued for Chief Executive Officer’s first quarter portion of the year 2020 salary.

Liquidity and Capital

Working Capital
	As of	As of
	March 31,	December 31,
	2020	2019	Changes	%

Current Assets	$-	$-	$-
Current Liabilities	$164,863	$158,625	$6,238	4%
Working Capital Deficiency	$(164,863)	$(158,625)	$(6,238)	4%

Cash Flows
	Three Months Ended
	March 31,
	2020	2019	Changes	%

Cash flows used in operating activities	$(4,768)	$(7,150)	$2,382	(33)%
Cash flows used in investing activities	-	-	-	n/a
Cash flows provided by financing activities	4,768	7,150	(2,382)	(33)%
Net changes in cash	$-	$-	$-	n/a

As at March 31, 2020 and December 31, 2019, our company had no cash and assets.

As at March 31, 2020, our company had total liabilities of $342,805, of which included convertible notes payable of $123,417, accrued interest of $86,243, promissory notes payable of $67,326 and accounts payable and accrued liabilities of $63,659. As at December 31, 2019, our company had total liabilities of $335,967, of which included convertible notes payable of $110,016, accrued interest of $76,155, promissory note payable of $67,326 and accounts payable and accrued liabilities of $63,277.

As at March 31, 2020, our company had a working capital deficiency of $164,863 compared with a working capital deficiency of $158,625 as at December 31, 2019. The increase in working capital deficit was primarily due to an increase in convertible notes payable and accrued interest.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2020, net cash used in operating activities was $4,768 compared to $7,150 used during the three months ended March 31, 2019. Cash flows used in operating activities during the three months ended March 31, 2020, comprised of a net loss of $11,662,639, which was reduced by non-cash expenses of $11,625,000 for stock based compensation, $22,401 for amortization of debt discount and a net change in working capital of $10,470. Cash flows used in operating activities during the three months ended March 31, 2019, comprised of a net loss from of $19,212, which was reduced by non-cash expenses of $7,800 for amortization of debt discount and a net change in working capital of $4,262.

Cash Flow from Investing Activities

During the three months ended March 31, 2020 and 2019, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2020 and 2019, our company received $4,768 from proceeds from issuance of convertible note and $7,150 for proceeds from issuance of promissory notes, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLOUDWEB, INC.
(Registrant)

Dated: May 14, 2020	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

