Form 10-Q
period 2020-06-30
Cloudweb, Inc.
filed 2020-07-23
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

63,140,557 common shares issued and outstanding as of July 20, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$58,116	$63,277
Accrued interest	90,554	76,155
Promissory notes payable	2,160	19,193
Convertible notes payable	26,601	-
Total Current Liabilities	177,431	158,625
Non-Current Liabilities
Convertible notes payable – related party, net of note discount of $4,784 and $5,984, respectively	111,216	110,016
Promissory notes payable	67,326	67,326

Total Liabilities	355,973	335,967

Commitment and contingencies (Note 2)	-	-

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 63,140,557 shares and 140,557 shares issued and outstanding, respectively	-	-
Additional paid-in capital	105,164,410	35,369,809
Stock payable	-	46,500,000
Accumulated deficit	(105,424,167)	(82,109,560)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(355,973)	(335,967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

OPERATING EXPENSES
Professional fees	$8,257	$6,353	$13,407	$11,255
Stock based compensation	11,625,000	-	23,250,000	-
Total Operating Expenses	11,633,257	6,353	23,263,407	11,255

OTHER EXPENSES
Interest expense	(18,711)	(8,651)	(51,200)	(22,961)
Total Operating Expenses	(18,711)	(8,651)	(51,200)	(22,961)

NET LOSS	$(11,651,968)	$(15,004)	$(23,314,607)	$(34,216)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.18)	$(0.11)	$(0.58)	$(0.24)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	63,140,557	140,557	40,343,854	140,557

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional			Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

Balance - December 31, 2019	140,557	$-	$35,369,809	$46,500,000	$(82,109,560)	$(96,216)	$(335,967)

Conversion of convertible notes into common stock	3,000,000	-	9,000	-	-	-	9,000
Beneficial Note Conversion Feature	-	-	21,801	-	-	-	21,801
Stock-based compensation	60,000,000	-	58,125,000	(46,500,000)	-	-	11,625,000
Net loss	-	-	-	-	(11,662,639)	-	(11,662,639)
Balance - March 31, 2020	63,140,557	$-	$93,525,610	$-	$(93,772,199)	$(96,216)	$(342,805)

Beneficial Note Conversion Feature	-	-	13,800	-	-	-	13,800
Stock-based compensation		-	11,625,000	-	-	-	11,625,000
Net loss	-	-	-	-	(11,651,968)	-	(11,651,968)
Balance - June 30, 2020	63,140,557	$-	$105,164,410	$-	$(105,424,167)	$(96,216)	$(355,973)

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

*Balance - December 31, 2018	140,557	$-	$35,369,809	$(35,536,335)	$(96,216)	$(262,742)

Net loss	-	-	-	(19,212)	-	(19,212)
Balance - March 31, 2019	140,557	$-	$35,369,809	$(35,555,547)	$(96,216)	$(281,954)

Net loss	-	-	-	(15,004)	-	(15,004)
Balance - June 30, 2019	140,557	$-	$35,369,809	$(35,570,551)	$(96,216)	$(296,958)

*Retrospectively restated reverse stock split 150:1

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(23,314,607)	$(34,216)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	36,800	8,400
Stock based compensation	23,250,000	-
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,160)	(6,000)
Accrued interest	14,399	14,561
Net cash used in operating activities	(18,568)	(17,255)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note	18,568	-
Proceeds from issuance of promissory note	-	17,255
Net cash provided by financing activities	18,568	17,255

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Amendment of promissory note to convertible note	$17,033	$-
Conversion of convertible notes for common stock	$9,000	$-
Beneficial conversion feature	$35,601	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 3, 2020.

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

For the three months and six months ended June 30, 2020 and 2019, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

For the three months and six months ended June 30, 2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	44,445,917	23,200,000

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at 28% per annum, and is payable on December 31, 2019. On July 1, 2017, the holder of the promissory note entered into an Interest Purchase Agreement with four non-affiliated assignees whereby each assignee was assigned with a convertible promissory note at the principal amount of $34,000 and accrued interest of $4,806. The convertible notes bear interest at 4% per annum, have an expiry date of June 30, 2019 and are convertible at $0.005 per share for the Company common stock. On June 30, 2019, the maturity dates of the notes were extended for three years to June 30, 2022. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. As of June 30, 2020 and December 31, 2019, the convertible notes payable, net of note discount of $4,784 and $5,984, was $111,216 and $100,016, respectively.

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 based on stock trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2019 and 2020. During the three months and six months ended June 30, 2020, the Company has recognized $11,625,000 for the 2nd quarter portion of the year 2020 salary and $23,250,000 for the first half portion of the year 2020 salary as the services were provided, respectively. Unrecognized stock compensation of $23,250,000 will be recognized throughout 2020.

NOTE 5 – PROMISSORY NOTES

	June 30,	December 31,	Expiry	Interest
Issuance Month	2020	2019	Date	Rate
November 2017	$2,160	$2,160	Due on demand	60% per annum
December 2017	-	17,033	Due on demand	60% per annum
March 2018	15,296	15,296	3/31/2028	30% per annum
June 2018	12,249	12,249	6/30/2028	30% per annum
September 2018	5,408	5,408	9/30/2028	30% per annum
December 2018	6,137	6,137	12/31/2028	30% per annum
March 2019	7,150	7,150	3/31/2029	30% per annum
June 2019	10,105	10,105	6/30/2029	30% per annum
September 2019	4,081	4,081	9/30/2029	30% per annum
December 2019	6,900	6,900	12/31/2029	30% per annum
	69,486	86,519
	(2,160)	(19,193)
	$67,326	$67,326

As of June 30, 2020 and December 31, 2019, the accrued interest on the promissory notes was $34,895 and $44,752, respectively.

NOTE 6 – CONVERTIBLE NOTES

	Expiry Date	June 30, 2020	December 31, 2019
Convertible Notes - July 2017 – Related party	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	-
Convertible Notes - March 2020	Due on demand	4,768	-
Convertible Notes - June 2020	Due on demand	13,800	-
Less debt discount		(4,784)	(5,984)
		137,817	110,016
Less current portion of convertible note payable		(26,601)	-
Long-term convertible notes payable		$111,216	$110,016

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

Convertible Note – January 2020

On January 2, 2020, the Company replaced a promissory note of $17,033 originally issued to an unaffiliated party on December 31, 2017 with a convertible note of $17,033. The convertible note is due on demand, bear interest at 10% per annum and is convertible at $0.003 per share. The discount on convertible note from beneficial conversion feature of $17,033 was fully amortized during the six months ended June 30, 2020.

Convertible Note – March 2020

On March 4, 2020, the convertible note comprising of principal amount of $17,033 and accrued interest of $21,073 was sold to another unaffiliated party. On March 23, 2020, the principal amount of the convertible note of $9,000 was converted into 3,000,000 shares of common stock. (see note 7)

On March 31, 2020, the Company issued to an unaffiliated party a convertible note at $4,768 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $4,768 was fully amortized during the six months ended June 30, 2020.

Convertible Note – June 2020

On June 30, 2020, the Company issued to an unaffiliated party a convertible note at $13,800 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $13,800 was fully amortized during the six months ended June 30, 2020.

During the six months ended June 30, 2020 and 2019, the Company recognized amortization of debt discount and beneficial conversion feature of $36,800 and $8,400, respectively.

During the three months ended June 30, 2020 and 2019, the Company recognized amortization of debt discount and beneficial conversion feature of $13,800 and $600, respectively.

As of June 30, 2020 and December 31, 2019, the convertible notes payable was $137,817 and $110,016, net of note discount of $4,784 and $5,984, and accrued interest payable was $55,659 and $31,403, respectively.

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

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 to a corporation controlled by the Company’s CEO. (see note 4)

On March 23, 2020, principal amount of $9,000 from a convertible note was converted for 3,000,000 shares of common stock at stock trading price of $1.25 per share. (see note 6)

As at June 30, 2020 and December 31, 2019, we had a total of 63,140,557 and 140,557 shares issued and outstanding.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the three months ended June 30, 2020 and 2019.

Three months ended June 30, 2020 compared to three months ended June 30, 2019.

	Three Months Ended
	June 30,
	2020	2019	Changes	%

Operating Expenses
Professional fees	8,257	6,353	1,904	30%
Stock Based Compensation	11,625,000	-	11,625,000	-
Total operating expenses	11,633,257	6,353	11,626,904	-
Other expenses	18,711	8,651	10,060	116%
Net Loss	$11,651,968	$15,004	$23,263,868	155,051%

We had no revenue for the three months ended June 30, 2020 and 2019.

Our net loss for the three months ended June 30, 2020 was $11,651,968 compared with net loss of $15,004 for the three months ended June 30, 2019 due to the increase in operation expenses. During the three months ended June 30, 2020, we incurred stock based compensation of $11,625,000 attributed to shares issued for Chief Executive Officer’s second quarter portion of the year 2020 salary.

Six months ended June 30, 2020 compared to six months ended June 30, 2019.

	Six Months Ended
	June 30,
	2020	2019	Changes	%

Operating expenses
Professional fees	$13,407	$11,255	$2,152	19%
Stock based compensation	23,250,000	-	23,250,000	-
Total operating expenses	23,263,407	11,255	23,252,152	206,594%
Other expenses	51,200	22,961	28,239	123%
Net Loss	$23,314,607	$34,216	$23,280,391	68,039%

We had no revenue for the six months ended June 30, 2020 and 2019.

Our net loss for the six months ended June 30, 2020 was $23,314,607 compared with net loss of $34,216 for the six months ended June 30, 2019 due to the increase in operation expenses. During the six months ended June 30, 2020, we incurred stock based compensation of $23,250,000,000 attributed to shares issued for Chief Executive Officer’s first half of the year 2020 salary.

Liquidity and Capital

Working Capital

	As of	As of
	June 30,	December 31,
	2019	2019	Changes	%

Current Assets	$-	$-	$-
Current Liabilities	$177,431	$158,625	$18,806	12%
Working Capital Deficiency	$(177,431)	$(158,625)	$(18,806)	12%

As at June 30, 2020 and December 31, 2019, our company had no cash and assets.

As at June 30, 2020, our company had total liabilities of $355,973, of which included convertible notes payable of $137,817, accrued interest of $90,554, promissory notes payable of $69,486 and accounts payable and accrued liabilities of $58,116. As at December 31, 2019, our company had total liabilities of $335,967, of which included convertible notes payable of $110,016, accrued interest of $76,155, promissory note payable of $86,519 and accounts payable and accrued liabilities of $63,277.

As at June 30, 2020, our company had a working capital deficiency of $177,431 compared with a working capital deficiency of $158,625 as at December 31, 2019. The increase in working capital deficit was primarily due to an increase in convertible notes payable and accrued interest.

Cash Flows

	Six Months Ended
	June 30,
	2020	2019	Changes	%

Cash flows used in operating activities	$(18,568)	$(17,255)	$(1,313)	8%
Cash flows used in investing activities	-	-	-	n/a
Cash flows provided by financing activities	18,568	17,255	1,313	8%
Net changes in cash	$-	$-	$-	n/a

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended June 30, 2020, net cash used in operating activities was $18,568 compared to $17,255 used during the six months ended June 30, 2019. Cash flows used in operating activities during the six months ended June 30, 2020, comprised of a net loss of $23,314,607, which was reduced by non-cash expenses of $23,250,000 for stock based compensation, $36,800 for amortization of debt discount and a net change in working capital of $9,239. Cash flows used in operating activities during the six months ended June 30, 2019, comprised of a net loss from of $34,216, which was reduced by non-cash expenses of $8,400 for amortization of debt discount and a net change in working capital of $8,561.

Cash Flow from Investing Activities

During the six months ended June 30, 2020 and 2019, our company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2020 and 2019, our company received $18,568 from proceeds from issuance of convertible note and $17,255 for proceeds from issuance of promissory notes, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month and six month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CLOUDWEB, INC.
(Registrant)

Dated: July 23, 2020	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

