Form 10-Q
period 2020-09-30
Cloudweb, Inc.
filed 2020-11-16
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

63,140,557 common shares issued and outstanding as of November 12, 2020.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current Assets

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$56,359	$63,277
Accrued interest	99,015	76,155
Promissory notes payable	2,160	19,193
Convertible notes payable	33,908	-
Total Current Liabilities	191,442	158,625

Convertible notes payable, net of note discount of $4,184 and $5,984, respectively	111,816	110,016
Promissory notes payable	67,326	67,326

Total Liabilities	370,584	335,967

Commitment and contingencies (Note 2)	-	-

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 63,140,557 shares and 140,557 shares issued and outstanding, respectively	-	-
Additional paid-in capital	116,806,747	35,369,809
Stock payable	-	46,500,000
Accumulated deficit	(117,081,115)	(82,109,560)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(370,584)	(335,967)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENT OF OPERATIONS

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

OPERATING EXPENSES
Professional fees	$5,550	$5,531	$18,957	$16,786
Web development cost	10,030	-	10,030	-
Stock based compensation	11,625,000	-	34,875,000	-
Total Operating Expenses	11,640,580	5,531	34,903,987	16,786

OTHER EXPENSES
Interest expense	(16,368)	(9,048)	(67,568)	(32,009)
Total Operating Expenses	(16,368)	(9,048)	(67,568)	(32,009)

Loss from operations	(11,656,948)	(14,579)	(34,971,555)	(48,795)
Provision for income taxes	-	-	-	-
NET LOSS	$(11,656,948)	$(14,579)	$(34,971,555)	$(48,795)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.18)	$(0.10)	$(0.73)	$(0.35)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	63,140,557	140,557	47,998,221	140,557

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Common Stock		Additional			Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

Balance - December 31, 2019	140,557	$-	$35,369,809	$46,500,000	$(82,109,560)	$(96,216)	$(335,967)

Conversion of convertible notes into common stock	3,000,000	-	9,000	-	-	-	9,000
Beneficial Note Conversion Feature	-	-	21,801	-	-	-	21,801
Stock-based compensation	60,000,000	-	58,125,000	(46,500,000)	-	-	11,625,000
Net loss	-	-	-	-	(11,662,639)	-	(11,662,639)
Balance - March 31, 2020	63,140,557	$-	$93,525,610	$-	$(93,772,199)	$(96,216)	$(342,805)

Beneficial Note Conversion Feature	-	-	13,800	-	-	-	13,800
Stock-based compensation		-	11,625,000	-	-	-	11,625,000
Net loss	-	-	-	-	(11,651,968)	-	(11,651,968)
Balance - June 30, 2020	63,140,557	$-	$105,164,410	$-	$(105,424,167)	$(96,216)	$(355,973)

Beneficial Note Conversion Feature	-	-	7,307	-	-	-	7,307
Shareholder Contribution	-	-	10,030	-	-	-	10,030
Stock-based compensation		-	11,625,000	-	-	-	11,625,000
Net loss	-	-	-	-	(11,656,948)	-	(11,656,948)
Balance - September 30, 2020	63,140,557	$-	$116,806,747	$-	$(117,081,115)	$(96,216)	$(370,584)

	Common Stock		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

*Balance - December 31, 2018	140,557	$-	$35,369,809	$(35,536,335)	$(96,216)	$(262,742)

Net loss	-	-	-	(19,212)	-	(19,212)
Balance - March 31, 2019	140,557	$-	$35,369,809	$(35,555,547)	$(96,216)	$(281,954)

Net loss	-	-	-	(15,004)	-	(15,004)
Balance - June 30, 2019	140,557	$-	$35,369,809	$(35,570,551)	$(96,216)	$(296,958)

Net loss	-	-	-	(14,579)	-	(14,579)
Balance - September 30, 2019	140,557	$-	$35,369,809	$(35,585,130)	$(96,216)	$(311,537)

*Retrospectively restated reverse stock split 150:1

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(34,971,555)	$(48,795)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Amortization of debt discount	44,707	9,000
Stock based compensation	34,875,000	-
Web development cost	10,030	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(6,917)	(4,550)
Accrued interest	22,860	23,009
Net cash used in operating activities	(25,875)	(21,336)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	25,875	-
Proceeds from issuance of promissory notes	-	21,336
Net cash provided by financing activities	25,875	21,336

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Amendment of promissory note to convertible note	$17,033	$-
Conversion of convertible notes for common stock	$9,000	$-
Beneficial conversion feature	$42,908	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

We are currently seeking to build a marketing strategy in order to advertise our new sites launched in third quarter of 2020 and bring in revenues.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2019 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2019 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on April 3, 2020.

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

Web Development Cost

In accordance with FASB ASC350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the nine months ended September 30, 2020, the Company incurred $10,030 web development cost on three websites contributed by the Company’s director.

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

For the three months and nine months ended September 30, 2020 and 2019, convertible notes were dilutive instruments and were not included in the calculation of diluted loss per share as their effect would be anti-dilutive.

For the three months and nine months ended September 30, 2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	51,753,097	23,200,000

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

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at 28% per annum, and is payable on December 31, 2019. On July 1, 2017, the holder of the promissory note entered into an Interest Purchase Agreement with four non-affiliated assignees whereby each assignee was assigned with a convertible promissory note at the principal amount of $34,000 and accrued interest of $4,806. The convertible notes bear interest at 4% per annum, have an expiry date of June 30, 2019 and are convertible at $0.005 per share for the Company common stock. On June 30, 2019, the maturity dates of the notes were extended for three years to June 30, 2022. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. As of September 30, 2020 and December 31, 2019, the convertible notes payable, net of note discount of $4,184 and $5,984, was $111,816 and $110,016 respectively.

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 based on stock trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2019 and 2020. During the three months and nine months ended September 30, 2020, the Company has recognized $11,625,000 for the third quarter portion of the year 2020 salary and $34,875,000 for the first three quarters portion of the year 2020 salary as the services were provided, respectively. Unrecognized stock compensation of $11,625,000 will be recognized during last quarter of 2020.

During the nine months ended September 30, 2020, the Company incurred $10,030 web development cost on three new websites contributed by the Company’s director.

NOTE 5 – PROMISSORY NOTES

	Issuance Month	September 30, 2020	December 31, 2019	Expiry Date	Interest Rate
Promissory Note	November 2017	$2,160	$2,160	Due on demand	60% per annum
Promissory Note	December 2017	-	17,033	Due on demand	60% per annum
Promissory Note	March 2018	15,296	15,296	3/31/2028	30% per annum
Promissory Note	June 2018	12,249	12,249	6/30/2028	30% per annum
Promissory Note	September 2018	5,408	5,408	9/30/2028	30% per annum
Promissory Note	December 2018	6,137	6,137	12/31/2028	30% per annum
Promissory Note	March 2019	7,150	7,150	3/31/2029	30% per annum
Promissory Note	June 2019	10,105	10,105	6/30/2029	30% per annum
Promissory Note	September 2019	4,081	4,081	9/30/2029	30% per annum
Promissory Note	December 2019	6,900	6,900	12/31/2029	30% per annum
		69,486	86,519
Less current portion of promissory note payable		(2,160)	(19,193)
Long-term promissory notes payable		$67,326	$67,326

As of September 30, 2020 and December 31, 2019, the accrued interest on the promissory notes was $40,388 and $44,752, respectively.

NOTE 6 – CONVERTIBLE NOTES

		September 30,	December 31,
	Expiry Date	2020	2019
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	-
Convertible Notes - March 2020	Due on demand	4,768	-
Convertible Notes - June 2020	Due on demand	13,800	-
Convertible Notes - September 2020	Due on demand	7,307
Less debt discount		(4,184)	(5,984)
		145,724	110,016
Less current portion of convertible note payable		(33,908)	-
Long-term convertible notes payable		$111,816	$110,016

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

Convertible Note – January 2020

On January 2, 2020, the Company replaced a promissory note of $17,033 originally issued to an unaffiliated party on December 31, 2017 with a convertible note of $17,033. The convertible note is due on demand, bear interest at 10% per annum and is convertible at $0.003 per share. The discount on convertible note from beneficial conversion feature of $17,033 was fully amortized during the nine months ended September 30, 2020.

Convertible Note – March 2020

On March 4, 2020, the convertible note comprising of principal amount of $17,033 and accrued interest of $21,073 was sold to another unaffiliated party. On March 23, 2020, the principal amount of the convertible note of $9,000 was converted into 3,000,000 shares of common stock. (see Note 7)

On March 31, 2020, the Company issued to an unaffiliated party a convertible note at $4,768 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $4,768 was fully amortized during the nine months ended September 30, 2020.

Convertible Note – June 2020

On June 30, 2020, the Company issued to an unaffiliated party a convertible note at $13,800 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $13,800 was fully amortized during the nine months ended September 30, 2020.

Convertible Note – September 2020

On September 30, 2020, the Company issued to an unaffiliated party a convertible note at $7,307 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $7,307 was fully amortized during the nine months ended September 30, 2020.

During the nine months ended September 30, 2020 and 2019, the Company recognized amortization of debt discount and beneficial conversion feature of $44,707 and $9,000, respectively.

During the three months ended September 30, 2020 and 2019, the Company recognized amortization of debt discount and beneficial conversion feature of $7,307 and $600, respectively.

As of September 30, 2020 and December 31, 2019, the convertible notes payable was $111,816 and $110,016, net of note discount of $4,184 and $5,984, and accrued interest payable was $58,627 and $31,403, respectively.

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

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 to a corporation controlled by the Company’s CEO. (Note 4)

On March 23, 2020, principal amount of $9,000 from a convertible note was converted for 3,000,000 shares of common stock at stock trading price of $1.25 per share. (Note 6)

As at September 30, 2020 and December 31, 2019, we had a total of 63,140,557 and 140,557 shares issued and outstanding.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of November 16, 2020, the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

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

Our Current Business

We launched in third quarter of 2020 three new websites in the web hosting industry. Namely, Hostwizer.com, W8hosting.com and Jeycloud.com. We will seek to build a marketing strategy in order to advertise our new sites and bring in revenues.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited financial statements for the nine months ended September 30, 2020 and 2019.

Three months ended September 30, 2020 compared to three months ended September 30, 2019

	Three Months Ended
	September 30,
	2020	2019	Changes	%

Operating Expenses
Professional fees	$5,550	$5,531	$19	0%
Stock Based Compensation	11,625,000	-	11,625,000	-
Web development cost	10,030	-	10,030	-
Total operating expenses	11,640,580	5,531	11,635,049	210,361%
Other expenses	16,368	9,048	7,320	81%
Net Loss	$11,656,948	$14,579	$11,642,369	79,857%

We had no revenue for the three months ended September 30, 2020 and 2019.

Our net loss for the three months ended September 30, 2020 was $11,656,948 compared with net loss of $14,579 for the three months ended September 30, 2019 due to the increase in operation expenses. During the three months ended September 30, 2020, we incurred stock based compensation of $11,625,000 attributed to shares issued for Chief Executive Officer’s third quarter portion of the year 2020 salary and web development cost of $10,030

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

	Nine Months Ended
	September 30,
	2020	2019	Changes	%

Operating expenses
Professional fees	$18,957	$16,786	$2,171	13%
Stock based compensation	34,875,000	-	34,875,000	-
Web development cost	10,030	-	10,030	-
Total operating expenses	34,903,987	16,786	34,887,201	207835%
Other expenses	67,568	32,009	35,559	111%
Net Loss	$34,971,555	$48,795	$34,922,760	71570%

We had no revenue for the nine months ended September 30, 2020 and 2019.

Our net loss for the nine months ended September 30, 2020 was $34,971,555 compared with net loss of $48,795 for the nine months ended September 30, 2019 due to the increase in operation expenses. During the nine months ended September 30, 2020, we incurred stock-based compensation of $34,875,000 attributed to shares issued for Chief Executive Officer’s first three quarters portion of the year 2020 salary and web development cost of $10,030

Liquidity and Capital

Working Capital

	As of	As of
	September 30,	December 31,
	2020	2019	Changes	%

Current Assets	$-	$-	$-
Current Liabilities	$191,442	$158,625	$32,817	21%
Working Capital Deficiency	$(191,442)	$(158,625)	$(32,817)	21%

As at September 30, 2020 and December 31, 2019, our company had no cash and assets.

As at September 30, 2020, our company had total liabilities of $370,584, of which included convertible notes payable of $145,724, accrued interest of $99,015, promissory notes payable of $69,486 and accounts payable and accrued liabilities of $56,359. As at December 31, 2019, our company had total liabilities of $335,967, of which included convertible notes payable of $110,016, accrued interest of $76,155, promissory note payable of $86,519 and accounts payable and accrued liabilities of $63,277.

As at September 30, 2020, our company had a working capital deficiency of $191,442 compared with a working capital deficiency of $158,625 as at December 31, 2019. The increase in working capital deficit was primarily due to an increase in convertible notes payable and accrued interest.

Cash Flows

	Nine Months Ended
	September 30,
	2020	2019	Changes	%

Cash flows used in operating activities	$(25,875)	$(21,336)	$(4,539)	21%
Cash flows used in investing activities	-	-	-	n/a
Cash flows provided by financing activities	25,875	21,336	4,539	21%
Net changes in cash	$-	$-	$-	n/a

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended September 30, 2020, net cash used in operating activities was $25,875 compared to $21,336 used during the nine months ended September 30, 2019. Cash flows used in operating activities during the nine months ended September 30, 2020, comprised of a net loss of $34,971,555, which was reduced by non-cash expenses of $34,875,000 for stock based compensation, $44,707 for amortization of debt discount, $10,030 for web development cost and a net change in working capital of $15,943. Cash flows used in operating activities during the nine months ended September 30, 2019, comprised of a net loss from of $48,795, which was reduced by non-cash expenses of $9,000 for amortization of debt discount and a net change in working capital of $18,459.

Cash Flow from Investing Activities

During the nine months ended September 30, 2020 and 2019, our company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $25,875 compared to $21,336 during the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company received $25,875 for proceeds from issuance of convertible notes. During the nine months ended September 30, 2019, the Company received $21,336 for proceeds from issuance of promissory notes.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month and nine month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report:

Exhibit Number	Description
31	Rule 13a-14(a)/15d-14(a) Certification
31.1	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32	Section 1350 Certification
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
101	Interactive Data Files
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*	Filed herewith. In addition, in accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

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

CLOUDWEB, INC.
(Registrant)

Dated: November 16, 2020	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

