Form 10-K
period 2020-12-31
Cloudweb, Inc.
filed 2021-03-10
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2020, was $4,726,302 based on a $1.56 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date. 63,140,557 shares of common stock as of February 17, 2021.

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

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “the Company” mean Cloudweb, Inc., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Our Company

Cloudweb, Inc. is a Florida corporation incorporated on May 25, 2014 as Formigli, Inc. In December 2015, the Company changed its name to Data Backup, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions Inc. On October 1, 2017, the Company changed its name to Cloudweb, Inc.

Our headquarters are located at 800 W El Camino Real Suite 180 Mountain View, Florida, CA 94040. We do not have a corporate website.

Corporate History

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

Our Current Business

We are currently exploring different options of further developing and marketing our web hosting and data storage services Hostwizer.com, W8hosting.com, and JeyCloud.com. This includes plans to make hosting available for free while being supported by advertiser content. The Company will also look into white labeling its services to allow other brands to use our platforms for their own needs.

Employees

We have no employees and our officers and directors furnish their time to the development of our Company at no cost.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2. PROPERTIES

Our principal executive office is located at 800W El Camino Real Suite 180 Mountain View, CA. We believe that our facilities are generally adequate for our current needs, and that suitable additional office space will be available as needed in the foreseeable future.

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

Holders

As of February 17, 2021, we had 34 shareholders of record of our common stock with 63,140,557 shares of common stock outstanding.

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

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2020.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended December 31, 2020 and 2019, which are included herein.

	Year Ended
	December 31,
	2020	2019	Changes	%

Operating expenses
Professional fees	$24,081	$31,854	$(7,773)	(24)%
Web development cost	10,030	-	10,030	100%
Stock based compensation	46,500,000	46,500,000	-	-%
Total operating expenses	46,534,111	46,531,854	2,257	-%
Other expenses	82,792	41,371	41,421	100%
Net Loss	$46,616,903	$46,573,225	$43,678	-%

We recognized no revenues for the years ended December 31, 2020 and 2019.

Net loss increased $43,678 for the year ended December 31, 2020 due to the increase in operating expenses primarily attributed to the increase in web development cost and amortization of note discount.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,
	2020	2019	Changes	%

Current Assets	$-	$-	$-
Current Liabilities	$205,116	$158,625	$46,491	29%
Working Capital Deficiency	$(205,116)	$(158,625)	$(46,491)	29%

Cash Flows

	Year Ended
	December 31,
	2020	2019	Changes	%

Cash flows used in operating activities	$(31,949)	$(28,236)	$(3,713)	13%
Cash flows provided by financing activities	31,949	28,236	3,713	13%
Net changes in cash	$-	$-	$-	n/a

As at December 31, 2020 and 2019, our Company had no cash and assets.

As at December 31, 2020, our Company had total liabilities of $384,858, which included convertible notes payable of $152,398, promissory notes payable of $69,486, accrued interest of $107,565 and accounts payable and accrued liabilities of $55,409. As at December 31, 2019, our Company had total liabilities of $335,967, of which included convertible notes payable of $110,016, promissory notes payable of $86,519, accrued interest of $76,155 and accounts payable and accrued liabilities of $63,277.

As at December 31, 2020, our Company had a working capital deficiency of $205,116 compared with a working capital deficiency of $158,625 as at December 31, 2019. The increase in working capital deficit was primarily due to an increase in convertible notes and accrued interest on convertible and promissory notes.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2020, net cash used in operating activities was $31,949 compared to $28,236 used during the year ended December 31, 2019. Operating activities mainly consists of professional fees (audit fees, accounting fees, filing fees and transfer agent cost) and web development cost.

Cash flows used in operating activities during the year ended December 31, 2020, comprised of a net loss of $46,616,903, which was reduced by non-cash expenses of $46,500,000 for stock based compensation, $51,382 for amortization of debt discount, web development cost of $10,030 and a net change in working capital of $23,542.

Cash flows used in operating activities during the year ended December 31, 2019, comprised of a net loss of $46,573,225, which was reduced by non-cash expenses of $46,500,000 for stock based compensation, $9,600 for amortization of debt discount and a net change in working capital of $35,389.

The increase in cash used in operating activities during the year ended December 31, 2020 was mainly due to the decrease in accounts payable and accrued liabilities.

Cash Flow from Investing Activities

During the years ended December 31, 2020 and 2019, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the years ended December 31, 2020 and 2019, our Company received $31,949 for proceeds from issuance of convertible notes and $28,236 for proceeds from issuance of promissory notes, respectively.

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

Going Concern

As of the year ended December 31, 2020, we had an accumulated deficit of $128,726,463. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

Web Development Cost

In accordance with FASB ASC350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the year ended December 31, 2020, the Company incurred $10,030 web development cost on three websites contributed by the Company’s director.

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

CLOUDWEB, INC.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cloudweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cloudweb, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the board of directors and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Share-based compensation

As discussed in Note 4 to the financial statements, on March 5, 2020, prior to the issuance of the Company’s 2019 financial statements, the Company issued 60 million shares of restricted common stock valued at $93 million based on the Company’s stock weekly trading price at $1.55 per share to Letterston Investments Limited, as compensation for the payment of the Chief Executive Officer’s salary for the years 2019 and 2020.

Auditing management’s application of fair value for the restricted common stocks can be a significant judgment, given the fact that the Company’s common stock is a thinly traded security listed in U.S. OTC Markets.

To evaluate the appropriateness and accuracy of the fair value applied by management, we examined the closing price on the date of issuance and the preceding weekly and monthly average closing prices, as discussed in the SEC Staff Accounting Bulletin No. 107. We also reviewed the underlying accounting codifications for this accounting treatment applied by management. In addition, we evaluated the Company’s disclosure in relation to this matter included in Note 4 to the financial statements.

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2014.

Lakewood, Colorado

March 10, 2021

CLOUDWEB, INC.

BALANCE SHEETS

AS OF DECEMER 31, 2020 AND 2019

(in U.S. Dollars, except for number of shares or otherwise stated)

	December 31, 2020	December 31, 2019

ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$55,409	$63,277
Accrued interest	107,565	76,155
Promissory notes payable	2,160	19,193
Convertible notes payable	39,982	-
Total Current Liabilities	205,116	158,625

Convertible notes payable, net of note discount of $3,584 and $5,984, respectively	112,416	110,016
Promissory notes payable	67,326	67,326

Total Liabilities	384,858	335,967

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 63,140,557 shares and 140,557 shares issued and outstanding, respectively	128,437,821	35,369,809
Stock payable	-	46,500,000
Accumulated deficit	(128,726,463)	(82,109,560)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(384,858)	(335,967)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in U.S. Dollars, except for number of shares or otherwise stated)

	Year Ended
	December 31,
	2020	2019

OPERATING EXPENSES
Professional fees	$24,081	$31,854
Web development cost	10,030	-
Stock based compensation	46,500,000	46,500,000
Total Operating Expenses	46,534,111	46,531,854

OTHER EXPENSES
Interest expense	(82,792)	(41,371)
Total Operating Expenses	(82,792)	(41,371)

NET LOSS	$(46,616,903)	$(46,573,225)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.90)	$(331.35)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	51,804,491	140,557

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in U.S. Dollars, except for number of shares or otherwise stated)

	Common Stock (no par value)				Accumulated Deficit from Discontinued	Total
	Number of Shares	Amount	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders' Deficiency

*Balance - December 31, 2018	140,557	$35,369,809	$-	$(35,536,335)	$(96,216)	$(262,742)

Stock-based compensation	-	-	46,500,000	-	-	46,500,000
Net loss	-	-	-	(46,573,225)	-	(46,573,225)
Balance - December 31, 2019	140,557	$35,369,809	$46,500,000	$(82,109,560)	$(96,216)	$(335,967)

Conversion of convertible notes into common stock	3,000,000	9,000	-	-	-	9,000
Beneficial Note Conversion Feature	-	48,982	-	-	-	48,982
Shareholder Contribution	-	10,030	-	-	-	10,030
Stock-based compensation	60,000,000	93,000,000	(46,500,000)	-	-	46,500,000
Net loss	-	-	-	(46,616,903)	-	(46,616,903)
Balance - December 31, 2020	63,140,557	$128,437,821	$-	$(128,726,463)	$(96,216)	$(384,858)

*Retrospectively restated reverse stock split 150:1

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in U.S. Dollars, except for number of shares or otherwise stated)

	Years Ended
	December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,616,903)	$(46,573,225)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	51,382	9,600
Stock based compensation	46,500,000	46,500,000
Web development cost	10,030	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(7,868)	3,618
Accrued interest	31,410	31,771
Net cash used in operating activities	(31,949)	(28,236)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	31,949	-
Proceeds from issuance of promissory notes	-	28,236
Net cash provided by financing activities	31,949	28,236

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Stock payable for services	$-	$46,500,000
Amendment of promissory note to convertible note	$17,033	$-
Conversion of convertible notes for common stock	$9,000	$-
Beneficial conversion feature	$48,982	$-

The accompanying notes are an integral part of these financial statements.

CLOUDWEB, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in U.S. Dollars, except for number of shares or otherwise stated)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Cloudweb, Inc. (the “Company”, or “we”) is a Florida corporation incorporated on May 25, 2014 as Formigli, Inc. In December 2015, the Company changed its name to Data Backup, Inc., and on November 4, 2016, the Company changed its name to Data Backup Solutions Inc. On October 1, 2017, the Company changed its name to Cloudweb, Inc.

We are currently exploring different options of further developing and marketing our web hosting and data storage services. This includes plans to make hosting available for free while being supported by advertiser content. The Company will also look into white labeling its services to allow other brands to use our platforms for their own needs.

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

Web Development Cost

In accordance with FASB ASC350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the year ended December 31, 2020, the Company incurred $10,030 web development cost on three websites contributed by the Company’s director.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2020, there were no unrecognized tax benefits.

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

For the years ended December 31, 2020 and 2019, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2020	2019
	(Shares)	(Shares)
Convertible notes payable	57,827,097	23,200,000

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with Conversion and Other Options”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

NOTE 3 – GOING CONCERN

The Company believes that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company estimates that it will require additional cash resources from loan from related party and unaffiliated parties  based on its current operating plan and condition. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business and expansion plans.

NOTE 4 – RELATED PARTY TRANSACTIONS

On January 1, 2017, the Company entered into an agreement with an entity controlled by Mr. Liao, the Company’s executive officer and sole member of the Board of Directors, to issue a promissory note for $137,316 to replace the full amount of related party advances that had been provided to the Company between January 1, 2016 and December 31, 2016. The promissory note bears interest at 28% per annum, and is payable on December 31, 2019. On July 1, 2017, the holder of the promissory note entered into an Interest Purchase Agreement with four non-affiliated assignees whereby each assignee was assigned with a convertible promissory note at the principal amount of $34,000 and accrued interest of $4,806. The convertible notes bear interest at 4% per annum, have an expiry date of June 30, 2019 and are convertible at $0.005 per share for the Company common stock. On June 30, 2019, the maturity dates of the notes were extended for three years to June 30, 2022. The Company assessed the note amendment for a debt extinguishment or modification in accordance with ASC 470-50. As the change in fair value of the convertible notes from the note amendment fell below 10% of the carrying value of the original convertible notes, the note amendment is regarded as a note modification. As of December 31, 2020 and 2019, the convertible notes payable, net of note discount of $3,584 and $5,984, was $112,416 and $110,016 respectively.

During the year ended December 31, 2019, the Company recorded stock payable for 30,000,000 outstanding common shares of $46,500,000 based on the Company’s stock weekly trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the year 2019.On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 based on the Company’s stock weekly trading price at $1.55 per share to Letterston Investments Limited as compensation for the payment of the Chief Executive Officer’s salary for the years 2019 and 2020. During the year ended December 31, 2020, the Company has recognized $46,500,000 for the year 2020 salary and $46,500,000 for the year 2019 salary.

During the year ended December 31, 2020, the Company incurred $10,030 web development cost on three new websites contributed by the Company’s director.

NOTE 5 – PROMISSORY NOTES

		December 31,	December 31,
	Expiry Date	2020	2019
Promissory Note - November 2017	Due on demand	$2,160	$2,160
Promissory Note - December 2017	Due on demand	-	17,033
Promissory Note - March 2018	3/31/2028	15,296	15,296
Promissory Note - June 2018	6/30/2028	12,249	12,249
Promissory Note - September 2018	9/30/2028	5,408	5,408
Promissory Note - December 2018	12/31/2028	6,137	6,137
Promissory Note - March 2019	3/31/2029	7,150	7,150
Promissory Note - June 2019	6/30/2029	10,105	10,105
Promissory Note - September 2019	9/30/2029	4,081	4,081
Promissory Note - December 2019	12/31/2029	6,900	6,900
		69,486	86,519
Less current portion of promissory note payable		(2,160)	(19,193)
Long-term promissory notes payable		$67,326	$67,326

As of December 31, 2020 and December 31, 2019, the accrued interest on the promissory notes was $45,881 and $44,752, respectively.

NOTE 6 – CONVERTIBLE NOTES

		December 31,	December 31,
	Expiry Date	2020	2019
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	-
Convertible Notes - March 2020	Due on demand	4,768	-
Convertible Notes - June 2020	Due on demand	13,800	-
Convertible Notes - September 2020	Due on demand	7,307	-
Convertible Notes - December 2020	Due on demand	6,074	-
Less debt discount		(3,584)	(5,984)
		152,398	110,016
Less current portion of convertible note payable		(39,982)	-
Long-term convertible notes payable		$112,416	$110,016

Convertible Notes – July 2017

On July 1, 2017, the Company replaced the promissory notes held by the four non-affiliated assignees with convertible notes at principal amount of $34,000, for total note principal amount of $136,000. The convertible notes bear interest at 4% per annum, has an original expiry date of June 30, 2019 and subsequently extended to June 30, 2022 and are convertible at $0.005 per share for the Company common stock. On January 2, 2018, the four non-affiliated holders of the convertible notes elected to convert $5,000 principal portion of their notes for 1,000,000 shares of common stock at $0.005 per share. An aggregate $20,000 principal amount of the four convertible notes were converted for 4,000,000 common shares.

Convertible Note – January 2020

On January 2, 2020, the Company replaced a promissory note of $17,033 originally issued to an unaffiliated party on December 31, 2017 with a convertible note of $17,033. The convertible note is due on demand, bear interest at 10% per annum and is convertible at $0.003 per share. The discount on convertible note from beneficial conversion feature of $17,033 was fully amortized during the year ended December 31, 2020.

Convertible Note – March 2020

On March 4, 2020, the convertible note comprising of principal amount of $17,033 and accrued interest of $21,073 was sold to another unaffiliated party. On March 23, 2020, the principal amount of the convertible note of $9,000 was converted into 3,000,000 shares of common stock. (see Note 7)

On March 31, 2020, the Company issued to an unaffiliated party a convertible note at $4,768 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $4,768 was fully amortized during the year ended December 31, 2020.

Convertible Note – June 2020

On June 30, 2020, the Company issued to an unaffiliated party a convertible note at $13,800 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $13,800 was fully amortized during the year ended December 31, 2020.

Convertible Note – September 2020

On September 30, 2020, the Company issued to an unaffiliated party a convertible note at $7,307 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $7,307 was fully amortized during the year ended December 31, 2020.

Convertible Note – December 2020

On December 31, 2020, the Company issued to an unaffiliated party a convertible note at $6,074 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $6,074 was fully amortized during the year ended December 31, 2020.

 During the year ended December 31, 2020 and 2019, the Company recognized amortization of debt discount and beneficial conversion feature of $51,382 and $9,600, respectively.

As of December 31, 2020 and December 31, 2019, the convertible notes payable was $112,416 and $110,016, net of note discount of $3,584 and $5,984, and accrued interest payable was $61,684 and $31,403, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2020 and 2019, are as follows:

	December 31,	December 31,
	2020	2019
Net operating loss carryforward	$(368,586)	$(251,683)
Statutory tax rate	21%	21%
Deferred tax asset	(77,403)	(52,853)
Less: Valuation allowance	77,403	52,853
Net deferred asset	$-	$-

As of December 31, 2020, the Company had $368,586 in net operating losses (“NOLs”) that may be available to offset future taxable income, which begin to expire between 2035 and 2040. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2015 through 2020 are subject to review by the tax authorities.

Tax returns for the years ended 2015 through 2020 are subject to review by the tax authorities.

NOTE 9 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2020, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director	46	January 28, 2016

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2020, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the years ended December 31, 2020 and 2019; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2020 and 2019, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in PensionValue and Nonqualified Deferred Compensa-tion Earnings($)	All Other Compensation($)		Total($)
Zhi De Liao(1)CEO, CFO,	2020	--	--	--	--	--	--	46,500,000	(2)	46,500,000
President and Director	2019	--	--	--	--	--	--	46,500,000	(2)	46,500,000

Chen Shi Rong(3)COO, Director	2020	--	--	--	--	--	--	-		-
Chen Shi Rong(3)COO, Director	2019	--	--	--	--	--	--	-		-

(1)	Mr. Liao was appointed President, Chief Executive Officer, Chief Financial Officer and a Director on January 28, 2016.

(2)

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 based on the Company’s weekly stock trading price at $1.55 per share to Letterston Investments Limited, a BVI corporation controlled by the Company’s Chief Executive Officer, as compensation for the payment of the Chief Executive Officer’s salary for the years 2019 and 2020. During the year ended December 31, 2020 and 2019, the Company has recognized $46,500,000 stock based compensation for the year 2020 salary and year 2019 salary, respectively.

(3)	Mr. Rong resigned on June 1, 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 17, 2021 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao12A Greenhill Street, Dept. 106Stratford Upon AvonWarwickshire, United Kingdom	42 Shares of Common Stock / Direct 60,110,834 Shares of Common Stock / Indirect(2)	95.2%
Directors and Executive Officers as a Group	60,110,876 Shares of Common Stock	95.20%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 17, 2021. As of February 17, 2021, there were 63,140,557 shares of our Company’s common stock issued and outstanding.

(2)	The shares of common stock are registered in the name of Letterston Investments Ltd., a company in which Zhi De Liao has sole voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

No director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2020, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2020 and for fiscal year ended December 31, 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2020	Year Ended December 31, 2019

Audit Fees	$11,500	$13,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$11,500	$13,500

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

CLOUDWEB, INC.

Dated March 10, 2021	By:	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

