Form 10-Q
period 2021-09-30
Cloudweb, Inc.
filed 2021-11-03
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

63,140,557 common shares issued and outstanding as of October 29, 2021.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

CONDENSED BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$56,839	$55,409
Accrued interest	135,260	107,565
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount of $1,784and $0, respectively	154,198	39,982
Due to related party	28,480	-
Total Current Liabilities	376,937	205,116

Convertible notes payable, net of note discount of $0 and $3,584, respectively	-	112,416
Promissory notes payable	67,326	67,326

Total Liabilities	444,263	384,858

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 63,140,557 shares issued and outstanding	128,437,821	128,437,821
Accumulated deficit	(128,785,868)	(128,726,463)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(444,263)	(384,858)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in U.S. Dollars, except for number of shares or otherwise stated)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

OPERATING EXPENSES
Professional fees	$7,560	$5,550	$29,910	$18,957
Web development cost	-	10,030	-	10,030
Salaries and wages - related party	-	11,625,000	-	34,875,000
Total Operating Expenses	7,560	11,640,580	29,910	34,903,987

OTHER EXPENSES
Interest expense	(9,933)	(16,368)	(29,495)	(67,568)
Total Operating Expenses	(9,933)	(16,368)	(29,495)	(67,568)

NET LOSS	$(17,493)	$(11,656,948)	$(59,405)	$(34,971,555)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.18)	$(0.00)	$(0.73)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	63,140,557	63,140,557	63,140,557	47,998,221

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in U.S. Dollars, except for number of shares or otherwise stated)

(Unaudited)

				Accumulated Deficit
				From	Total
	Common Stock (no par value)		Accumulated	Discontinued	Stockholders’
	Number of Shares	Amount	Deficit	Operations Deficit	Deficiency

Balance - December 31, 2020	63,140,557	$128,437,821	$(128,726,463)	$(96,216)	$(384,858)
Net loss	-	-	(26,780)	-	(26,780)
Balance - March 31, 2021	63,140,557	$128,437,821	$(128,753,243)	$(96,216)	$(411,638)
Net loss	-	-	(15,132)	-	(15,132)
Balance - June 30, 2021	63,140,557	$128,437,821	$(128,768,375)	$(96,216)	$(426,770)
Net loss	-	-	(17,493)	-	(17,493)
Balance – September 30, 2021	63,140,557	$128,437,821	$(128,785,868)	$(96,216)	$(444,263)

	Common Stock (no par value)				Discontinued	Total
	Number of Shares	Amount	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

Balance - December 31, 2019	140,557	$35,369,809	$46,500,000	$(82,109,560)	$(96,216)	$(335,967)

Conversion of convertible notes into common stock	3,000,000	9,000	-	-	-	9,000
Beneficial Note Conversion Feature	-	21,801	-	-	-	21,801
Stock-based compensation	60,000,000	58,125,000	(46,500,000)	-	-	11,625,000
Net loss	-	-	-	(11,662,639)	-	(11,662,639)
Balance - March 31, 2020	63,140,557	$93,525,610	$-	$(93,772,199)	$(96,216)	$(342,805)

Beneficial Note Conversion Feature	-	13,800	-	-	-	13,800
Stock-based compensation	-	11,625,000	-	-	-	11,625,000
Net loss	-	-	-	(11,651,968)	-	(11,651,968)
Balance - June 30, 2020	63,140,557	$105,164,410	$-	$(105,424,167)	$(96,216)	$(355,973)

Beneficial Note Conversion Feature	-	7,307	-	-	-	7,307
Shareholder Contribution	-	10,030	-	-	-	10,030
Stock-based compensation		11,625,000	-	-	-	11,625,000
Net loss	-	-	-	(11,656,948)	-	(11,656,948)
Balance - September 30, 2020	63,140,557	$116,806,747	$-	$(117,081,115)	$(96,216)	$(370,584)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in U.S. Dollars, except for number of shares or otherwise stated)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(59,405)	$(34,971,555)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	1,800	44,707
Stock based compensation	-	34,875,000
Web development cost	-	10,030
Changes in operating liabilities:
Accounts payable and accrued liabilities	1,430	(6,917)
Accrued interest	27,695	22,860
Net cash used in operating activities	(28,480)	(25,875)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	28,480	-
Proceeds from issuance of convertible notes	-	25,875
Net cash provided by financing activities	28,480	25,875

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Amendment of promissory note to convertible note	$-	$17,033
Conversion of convertible notes for common stock	$-	$9,000
Beneficial conversion feature	$-	$42,908

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. Notes to the unaudited interim condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2020 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 10, 2021.

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

For the nine months ended September 30, 2021 and 2020, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	September 30,	September 30,
	2021	2020
	(Shares)	(Shares)
Convertible notes payable	57,827,097	51,753,097

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021, the Director of the Company advance $28,480 for paying operating expenses on behalf of the Company. The loan is non-interest bearing and due on demand.

NOTE 5 – PROMISSORY NOTES

		September 30,	December 31,
	Expiry Date	2021	2020	Interest Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of September 30, 2021 and December 31, 2020, the accrued interest on the promissory notes was $62,180 and $34,895, respectively.

NOTE 6 – CONVERTIBLE NOTES

		September 30,	December 31,
	Expiry Date	2021	2020
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - December 2020	Due on demand	6,074	6,074
Less debt discount		(1,784)	(3,584)
		154,198	152,398
Less current portion of convertible note payable		(154,198)	(39,982)
Long-term convertible notes payable		$-	$112,416

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

During the nine months ended December 31, 2021 and 2020, the Company recognized amortization of debt discount and beneficial conversion feature of $1,800 and $44,707, respectively.

As of September 30, 2021 and December 31, 2020, the convertible notes payable was $154,198 and $152,398, net of note discount of $1,784 and $3,584, and accrued interest payable was $73,080 and $61,684, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

Common Shares

On March 5, 2020, the Company issued 60,000,000 shares of restricted common stock valued at $93,000,000 to a corporation controlled by the Company’s CEO.

On March 23, 2020, principal amount of $9,000 from a convertible note was converted for 3,000,000 shares of common stock at stock trading price of $1.25per share.

On June 20, 2021, a majority of stockholders of our company and board of directors approved a reverse stock split of our issued and outstanding shares of common stock on a basis of up to two hundred (200) old shares for one (1) new share of common stock. The reverse stock split is under assessment by FINRA for approval as of the date of the 10Q filing.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended September 30, 2021 and 2020.

Three months ended September 30, 2021 compared to three months ended September 30, 2020

	Three Months Ended
	September 30,
	2021	2020	Changes	%

Operating Expenses
Professional fees	$7,560	5,550	$2,010	36%
Salaries and wages – related party	-	11,625,000	(11,625,000)	-
Web development cost	-	10,030	(10,030)	-
Total operating expenses	7,560	11,640,580	(11,633,020)	(100)%
Other expenses	9,933	16,368	(6,435)	(39)%
Net Loss	$17,493	$11,656,948	$(11,639,455)	(100)%

We had no revenue for the three months ended September 30, 2021 and 2020.

Our net loss for the three months ended September 30, 2021 was $17,493 compared with net loss of $11,656,948 for the three months ended September 30, 2020 due to the decrease in stock based compensation expenses. During the three months ended September 30, 2020, we incurred stock based compensation of $11,625,000 attributed to shares issued for Chief Executive Officer’s third quarter portion of the year 2020 salary.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

	Nine months ended
	September 30,
	2021	2020	Changes	%

Operating expenses
Professional fees	$29,910	$18,957	$10,953	58%
Salaries and wages – related party	-	34,875,000	(34,875,000)	-
Total operating expenses	29,910	34,903,987	(34,874,077)	(100)%
Other expenses	29,495	67,568	(38,073)	(56)%
Net Loss	$59,405	$34,971,555	$(34,912,150)	(100)%

We had no revenue for the nine months ended September 30, 2021 and 2020.

Our net loss for the nine months ended September 30, 2021 was $59,405 compared with net loss of $34,971,555 for the nine months ended September 30, 2020 due to the decrease in stock based compensation expenses. During the nine months ended September 30, 2020, we incurred stock based compensation of $34,875,000 attributed to shares issued for Chief Executive Officer’s first three quarters of the year 2020 salary.

Liquidity and Capital

Working Capital

	As of	As of
	September 30,	December 31,
	2021	2020	Changes	%

Current Assets	$-	$-	$-
Current Liabilities	$376,937	$205,116	$171,821	84%
Working Capital Deficiency	$(376,937)	$(205,116)	$(171,821)	84%

As at September 30, 2021 and December 31, 2020, our company had no cash and assets.

As at September 30, 2021, our company had total liabilities of $444,263, of which included convertible notes payable of $154,198, accrued interest of $135,260, promissory notes payable of $67,326 and accounts payable and accrued liabilities of $56,839. As at December 31, 2020, our company had total liabilities of $384,858, of which included convertible notes payable of $152,398, accrued interest of $107,565, promissory note payable of $2,160 and accounts payable and accrued liabilities of $55,409.

As at September 30, 2021, our company had a working capital deficiency of $376,937 compared with a working capital deficiency of $205,116 as at December 31, 2020. The increase in working capital deficit was primarily due to an increase in convertible notes, due to related party and accrued interest.

Cash Flows

	Nine months ended
	September 30,
	2021	2020	Changes	%

Cash flows used in operating activities	$(28,480)	$(25,875)	$(2,605)	10%
Cash flows provided by financing activities	28,480	25,875	2,605	10%
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended September 30, 2021, net cash used in operating activities was $28,480 compared to $25,875 used during the nine months ended September 30, 2020. Cash flows used in operating activities during the nine months ended September 30, 2021, comprised of a net loss of $59,405, which was reduced by non-cash expenses of $1,800 for amortization of debt discount and a net change in working capital of $29,125. Cash flows used in operating activities during the nine months ended September 30, 2020, comprised of a net loss from of $34,971,555, which was reduced by non-cash expenses of $44,707 for amortization of debt discount, $34,875,000 for stock based compensation, web development cost of $10,030 and a net change in working capital of $15,943.

Cash Flow from Investing Activities

During the nine months ended September 30, 2021 and 2020, our company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2021, net cash provided by financing activities was $24,480 compared to $25,875 during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company received $28,480 for advancement from the Company’s Director for paying operating expenses. During the nine months ended September 30, 2020, the Company received $25,875 for proceeds from issuance of convertible notes.

Going Concern

As of September 30, 2021, we had an accumulated deficit of $128,785,868. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently exploring different options of further developing and marketing our web hosting and data storage services. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

CLOUDWEB, INC.
(Registrant)

Dated: November 3, 2021	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

