Form 10-Q
period 2022-03-31
Cloudweb, Inc.
filed 2022-05-09
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

27,819,385 common shares issued and outstanding as of May 3, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$57,506	$56,109
Accrued interest	153,724	144,593
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount of $584 and $1,184, respectively	155,398	154,798
Due to related party	52,860	34,960
Total Current Liabilities	421,648	392,620

Promissory notes payable	67,326	67,326

Total Liabilities	488,974	459,946

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 25,319,385 shares and 319,385 shares issued and outstanding, respectively	232,687,821	128,437,821
Additional paid-in capital	155,982	155,982
Stock payable	-	104,250,000
Accumulated deficit	(233,236,561)	(233,207,533)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(488,974)	(459,946)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Three Months Ended
	March 31,
	2022	2021

OPERATING EXPENSES
Professional fees	$19,300	$17,050
Total Operating Expenses	19,300	17,050

OTHER EXPENSES
Interest expense	(9,728)	(9,730)
Total Operating Expenses	(9,728)	(9,730)

NET LOSS	$(29,028)	$(26,780)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	20,825,003	315,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

						Accumulated Deficit
						From
	Common Stock (no par value)		Additional			Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders’ Deficit

Balance - December 31, 2021	319,385	$128,437,821	$155,982	$104,250,000	$(233,207,533)	$(96,216)	$(459,946)

Share Issuance for director compensation	25,000,000	104,250,000	-	(104,250,000)	-	-	-
Net loss	-	-	-	-	(29,028)	-	(29,028)
Balance – March 31, 2022	25,319,385	$232,687,821	$155,982	$-	$(233,236,561)	$(96,216)	$(488,974)

				Accumulated Deficit
				From	Total
	Common Stock (no par value)		Accumulated	Discontinued	Stockholders’
	Number of Shares	Amount	Deficit	Operations Deficit	Deficiency

Balance - December 31, 2020	63,140,557	$128,437,821	$(128,726,463)	$(96,216)	$(384,858)
Net loss	-	-	(26,780)	-	(26,780)
Balance - March 31, 2021	63,140,557	$128,437,821	$(128,753,243)	$(96,216)	$(411,638)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

 STATEMENTS OF CASH FLOWS

 FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

 (in U.S. Dollars, except for number of shares or otherwise stated)

	Three Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,028)	$(26,780)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	600	597
Changes in operating liabilities:
Accounts payable and accrued liabilities	1,397	753
Accrued interest	9,131	9,130
Net cash used in operating activities	(17,900)	(16,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	17,900	16,300
Proceeds from issuance of convertible notes	-	-
Net cash provided by financing activities	17,900	16,300

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Share Issuance for director compensation	$104,250,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 11, 2022.

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

For the three months ended March 31, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	57,827,097	57,827,097

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

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company has chosen to early adopt this standard on January 1, 2021 financial statements and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022, the Director of the Company advance $17,900 and $16,300 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of March 31, 2022 and December 31, 2021, due to related party was $52,860 and $34,960, respectively.

NOTE 5 – PROMISSORY NOTES

		March 31,	December 31,
	Expiry Date	2022	2021	Interest Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of March 31, 2022 and December 31, 2021, the accrued interest on the promissory notes was $73,046 and $67,672, respectively.

NOTE 6 – CONVERTIBLE NOTES

		March 31,	December 31,
	Expiry Date	2022	2021
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - December 2020	Due on demand	6,074	6,074
Less debt discount		(584)	(1,184)
		155,398	154,798
Less current portion of convertible note payable		(155,398)	(154,798)
Long-term convertible notes payable		$-	$-

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

During the three months ended December 31, 2022 and 2021, the Company recognized amortization of debt discount and beneficial conversion feature of $600 and $597, respectively.

As of March 31, 2022 and December 31, 2021, the convertible notes payable was $155,398 and $154,798, net of note discount of $584 and $1,184, and accrued interest payable was $80,678 and $76,921, respectively.

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

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

NOTE 9 – SUBSEQUENT EVENTS

On April 4, 2022, principal amount of $6,074 from convertible notes were converted for 2,500,000 shares of common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to the March 31, 2022 to the date these financial statements were issued and has determined that it does not have other material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2022 and 2021.

Three months ended March 31, 2022 compared to three months ended March 31, 2021

	Three months ended
	March 31,
	2022	2021	Changes	%

Operating expenses
Professional fees	$19,300	$17,050	$2,250	13%
Total operating expenses	19,300	17,050	2,250	13%
Other expenses	9,728	9,730	(2)	-
Net Loss	$29,028	$26,780	$2,248	8%

We had no revenue for the three months ended March 31, 2022 and 2021.

Our net loss for the three months ended March 31, 2022 was $29,028 compared with net loss of $26,780 for the three months ended March 31, 2020 due to the increase in professional fees.

Liquidity and Capital

Working Capital

	As of	As of
	March 31,	December 31,
	2022	2021	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$421,648	$392,620	$29,028	7%
Working Capital Deficit	$(421,648)	$(392,620)	$(29,028)	7%

As at March 31, 2022 and December 31, 2021, our company had no cash and assets.

As at March 31, 2022, our company had total liabilities of $448,974, of which included convertible notes payable of $155,398, accrued interest of $153,724, promissory notes payable of $69,486, accounts payable and accrued liabilities of $57,506 and due to related party of $52,860. As at December 31, 2021, our company had total liabilities of $459,946, of which included convertible notes payable of $154,798, accrued interest of $144,593, promissory note payable of $69,486, accounts payable and accrued liabilities of $56,109 and due to related party of $34,960.

As at March 31, 2022, our company had a working capital deficiency of $421,648 compared with a working capital deficit of $392,620 as at December 31, 2021. The increase in working capital deficit was primarily due to an increase in due to related party and accrued interest.

Cash Flows

	Three months ended
	March 31,
	2022	2021	Changes	%

Cash flows used in operating activities	$(17,900)	$(16,300)	$(1,600)	10%
Cash flows provided by financing activities	17,900	16,300	1,600	10%
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2022, net cash used in operating activities was $17,900 compared to $16,300 used during the three months ended March 31, 2021. Cash flows used in operating activities during the three months ended March 31, 2022, comprised of a net loss of $29,028, which was reduced by non-cash expenses of $600 for amortization of debt discount and a net change in working capital of $10,528. Cash flows used in operating activities during the three months ended March 31, 2021, comprised of a net loss of $26,780, which was reduced by non-cash expenses of $597 for amortization of debt discount and a net change in working capital of $9,883.

Cash Flow from Investing Activities

During the three months ended March 31, 2022 and 2021, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2022, net cash provided by financing activities was $17,900 compared to $16,300 during the three months ended March 31, 2021. During the three months ended March 31, 2022 and 2021, the Company received $17,900 and $16,300 for advancement from the Company’s Director for paying operating expenses, respectively.

Going Concern

As of March 31, 2022, we had an accumulated deficit of $233,236,561. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently exploring different options of further developing and marketing our web hosting and data storage services. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

CLOUDWEB, INC.
(Registrant)

Dated: May 9, 2022	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

