Form 10-Q
period 2022-06-30
Cloudweb, Inc.
filed 2022-07-27
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

27,819,385 common shares issued and outstanding as of July 21, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$59,606	$56,109
Accrued interest	162,775	144,593
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount of $0 and $1,184, respectively	153,482	154,798
Due to related party	60,260	34,960
Total Current Liabilities	438,283	392,620

Promissory notes payable	67,326	67,326

Total Liabilities	505,609	459,946

Stockholders’ Deficit
Common stock, par value; 500,000,000 shares authorized, 27,819,385 shares and 319,385 shares issued and outstanding, respectively	237,937,821	128,437,821
Additional paid-in capital	(5,091,518)	155,982
Stock payable	-	104,250,000
Accumulated deficit	(233,255,696)	(233,207,533)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(505,609)	(459,946)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

OPERATING EXPENSES
Professional fees	$9,500	$5,300	$28,800	$22,350
Total Operating Expenses	9,500	5,300	28,800	22,350

OTHER EXPENSES
Interest expense	(9,635)	(9,832)	(19,363)	(19,562)
Total Operating Expenses	(9,635)	(9,832)	(19,363)	(19,562)

NET LOSS	$(19,135)	$(15,132)	$(48,163)	$(41,912)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.05)	$(0.00)	$(0.13)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,124,940	315,703	23,999,940	315,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

						Accumulated Deficit
						From
	Common Stock (no par value)		Additional			Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders’ Deficit

Balance - December 31, 2021	319,385	$128,437,821	$155,982	$104,250,000	$(233,207,533)	$(96,216)	$(459,946)

Share Issuance for director compensation	25,000,000	104,250,000	-	(104,250,000)	-	-	-
Net loss	-	-	-	-	(29,028)	-	(29,028)
Balance - March 31, 2022	25,319,385	$232,687,821	$155,982	$-	$(233,236,561)	$(96,216)	$(488,974)

Share Issuance for repayment of convertible note	2,500,000	5,250,000	(5,247,500)	-	-	-	2,500
Net loss	-	-	-	-	(19,135)	-	(19,135)
Balance - June 30, 2022	27,819,385	$237,937,821	$(5,091,518)	$-	$(233,255,696)	$(96,216)	$(505,609)

				Accumulated
				Deficit
				From
	Common Stock (no par value)			Discontinued	Total
	Number of Shares	Amount	Accumulated Deficit	Operations Deficit	Stockholders’ Deficiency

*Balance - December 31, 2020	63,140,557	$128,437,821	$(128,726,463)	$(96,216)	$(384,858)
Net loss	-	-	(26,780)	-	(26,780)
*Balance - March 31, 2021	63,140,557	$128,437,821	$(128,753,243)	$(96,216)	$(411,638)
Net loss	-	-	(15,132)	-	(15,132)
*Balance - June 30, 2021	63,140,557	$128,437,821	$(128,768,375)	$(96,216)	$(426,770)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Six Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,163)	$(41,912)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	1,184	1,197
Changes in operating liabilities:
Accounts payable and accrued liabilities	3,497	(1,747)
Accrued interest	18,182	18,362
Net cash used in operating activities	(25,300)	(24,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	25,300	24,100
Net cash provided by financing activities	25,300	24,100

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Share Issuance for director compensation	$104,250,000	$-
Share Issuance for repayment of convertible notes	$2,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 11, 2022.

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

For the six months ended June 30, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	June 30,	June 30,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	55,327,097	57,827,097

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022, the Director of the Company advance $25,300 and $24,100 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of June 30, 2022 and December 31, 2021, due to related party was $60,260 and $34,960, respectively.

NOTE 5 – PROMISSORY NOTES

		June 30,	December 31,	Interest
	Expiry Date	2022	2021	Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of June 30, 2022 and December 31, 2021, the accrued interest on the promissory notes was $78,479 and $67,672, respectively.

NOTE 6 – CONVERTIBLE NOTES

		June 30,	December 31,
	Expiry Date	2022	2021
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - December 2020	Due on demand	3,574	6,074
Less debt discount		-	(1,184)
		153,482	154,798
Less current portion of convertible note payable		(153,482)	(154,798)
Long-term convertible notes payable		$-	$-

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

Convertible Note – December 2020

On December 31, 2020, the Company issued to an unaffiliated party a convertible note at $6,074 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $6,074 was fully amortized during the year ended December 31, 2020. During six months ended June 30, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price. As of June 30, 2022 and December 31, 2021, the convertible note was $3,574 and $6,074, respectively.

During the six months ended June 30, 2022 and 2021, the Company recognized amortization of debt discount and beneficial conversion feature of $1,184 and $1,197, respectively.

As of June 30, 2022 and December 31, 2021, the convertible notes payable was $153,482 and $154,798, net of note discount of $0 and $1,184, and accrued interest payable was $84,296 and $76,921, respectively.

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

During six months ended June 30, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price.

As of June 30, 2022 and December 31, 2021, the issued and outstanding shares of common stock was 27,819,385 and 319,385, respectively.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the six months ended June 30, 2022 and 2021.

Three months ended June 30, 2022 compared to three months ended June 30, 2021

	Three Months Ended
	June 30,
	2022	2021	Changes	%

Operating Expenses
Professional fees	$9,500	$5,300	$4,200	79%
Total operating expenses	9,500	5,300	4,200	79%
Other expenses	9,635	9,832	(197)	(2%)
Net Loss	$19,135	$15,132	$4,003	26%

We had no revenue for the three months ended June 30, 2022 and 2021.

Our net loss for the three months ended June 30, 2022 was $19,135 compared with net loss of $15,132 for the three months ended June 30, 2020 due to the increase in professional fees.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

	Six months ended
	June 30,
	2022	2021	Changes	%

Operating expenses
Professional fees	$28,800	$22,350	$6,450	29%
Total operating expenses	28,800	22,350	6,450	29%
Other expenses	19,363	19,562	(199)	(1%)
Net Loss	$48,163	$41,912	$6,251	15%

We had no revenue for the six months ended June 30, 2022 and 2021.

Our net loss for the six months ended June 30, 2022 was $48,163 compared with net loss of $41,912 for the six months ended March 31, 2020 due to the increase in professional fees.

Liquidity and Capital

Working Capital

	As of	As of
	June 30,	December 31,
	2022	2021	Changes	%

Current Assets	$-	$-	$-
Current Liabilities	$438,283	$392,620	$45,663	12%
Working Capital Deficiency	$(438,283)	$(392,620)	$(45,663)	12%

As at June 30, 2022 and December 31, 2021, our company had no cash and assets.

As at June 30, 2022, our company had current liabilities of $438,283 as compared to $392,620 as of December 31, 2021. The increase in current liabilities was due to an increase in accrued interest and due to related party.

As at June 30, 2022, our company had a working capital deficiency of $438,283 compared with a working capital deficit of $392,620 as at December 31, 2021. The increase in working capital deficit was primarily due to an increase in due to related party and accrued interest.

Cash Flows

	Six months ended
	June 30,
	2022	2021	Changes	%

Cash flows used in operating activities	$(25,300)	$(24,100)	$(1,200)	5%
Cash flows provided by financing activities	25,300	24,100	1,200	5%
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended June 30, 2022, net cash used in operating activities was $25,300 compared to $24,100 used during the six months ended June 30, 2021. Cash flows used in operating activities during the three months ended June 30, 2022, comprised of a net loss of $48,163, which was reduced by non-cash expenses of $1,184 for amortization of debt discount and a net change in working capital of $21,679. Cash flows used in operating activities during the six months ended June 30, 2021, comprised of a net loss of $41,912, which was reduced by non-cash expenses of $1,197 for amortization of debt discount and a net change in working capital of $16,615.

Cash Flow from Investing Activities

During the six months ended June 30, 2022 and 2021, our company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended June 30, 2022 and 2021, net cash provided by financing activities was $25,300 and $24,100 for advancement from the Company’s Director for paying operating expenses, respectively.

Going Concern

As of June 30, 2022, we had an accumulated deficit of $233,255,696. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently exploring different options of further developing and marketing our web hosting and data storage services. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

CLOUDWEB, INC.
(Registrant)

Dated: July 27, 2022	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

