Form 10-Q
period 2022-09-30
Cloudweb, Inc.
filed 2022-10-31
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

650-963-7749

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

27,819,385 common shares issued and outstanding as of October 24, 2022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$56,606	$56,109
Accrued interest	171,917	144,593
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount of $0 and $1,184, respectively	153,482	154,798
Due to related party	72,410	34,960
Total Current Liabilities	456,575	392,620

Promissory notes payable	67,326	67,326

Total Liabilities	523,901	459,946

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized,
27,819,385 shares and 319,385 shares issued and outstanding, respectively	237,937,821	128,437,821
Additional paid-in capital	(5,091,518)	155,982
Stock payable	-	104,250,000
Accumulated deficit	(233,273,988)	(233,207,533)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(523,901)	(459,946)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

OPERATING EXPENSES
Professional fees	$9,150	$7,560	$37,950	$29,910
Total Operating Expenses	9,150	7,560	37,950	29,910

OTHER EXPENSES
Interest expense	(9,142)	(9,933)	(28,505)	(29,495)
Total Operating Expenses	(9,142)	(9,933)	(28,505)	(29,495)

NET LOSS	$(18,292)	$(17,493)	$(66,455)	$(59,405)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.06)	$(0.00)	$(0.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	29,632,572	315,703	25,291,811	315,703

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

Nine Months Ended September 30, 2022

						Accumulated Deficit
						From
	Common Stock (no par value)		Additional			Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders' Deficit

Balance - December 31, 2021	319,385	$128,437,821	$155,982	$104,250,000	$(233,207,533)	$(96,216)	$(459,946)

Share Issuance for director compensation	25,000,000	104,250,000	-	(104,250,000)	-	-	-
Net loss	-	-	-	-	(29,028)	-	(29,028)
Balance - March 31, 2022	25,319,385	$232,687,821	$155,982	$-	$(233,236,561)	$(96,216)	$(488,974)

Share Issuance for repayment of convertible note	2,500,000	5,250,000	(5,247,500)	-	-	-	2,500
Net loss	-	-	-	-	(19,135)	-	(19,135)
Balance - June 30, 2022	27,819,385	$237,937,821	$(5,091,518)	$-	$(233,255,696)	$(96,216)	$(505,609)

Net loss	-	-	-	-	(18,292)	-	(18,292)
Balance - September 30, 2022	27,819,385	$237,937,821	$(5,091,518)	$-	$(233,273,988)	$(96,216)	$(523,901)

Nine Months Ended September 30, 2021

				Accumulated Deficit
				From	Total
	Common Stock (no par value)		Accumulated	Discontinued	Stockholders'
	Number of Shares	Amount	Deficit	Operations Deficit	Deficiency

Balance - December 31, 2020	63,140,557	$128,437,821	$(128,726,463)	$(96,216)	$(384,858)
Net loss	-	-	(26,780)	-	(26,780)
Balance - March 31, 2021	63,140,557	$128,437,821	$(128,753,243)	$(96,216)	$(411,638)
Net loss	-	-	(15,132)	-	(15,132)
Balance - June 30, 2021	63,140,557	$128,437,821	$(128,768,375)	$(96,216)	$(426,770)
Net loss	-	-	(17,493)	-	(17,493)
Balance - September 30, 2021	63,140,557	$128,437,821	$(128,785,868)	$(96,216)	$(444,263)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Six Months Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,455)	$(59,405)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	1,184	1,800
Changes in operating liabilities:
Accounts payable and accrued liabilities	497	1,430
Accrued interest	27,324	27,695
Net cash used in operating activities	(37,450)	(28,480)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	37,450	28,480
Net cash provided by financing activities	37,450	28,480

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Share Issuance for director compensation	$104,250,000	$-
Share Issuance for repayment of convertible notes	$2,500	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2020 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2021 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on March 11, 2022.

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

For the nine months ended September 30, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022, the Director of the Company advance $37,450 and $28,480 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of September 30, 2022 and December 31, 2021, due to related party was $72,410 and $34,960, respectively.

NOTE 5 – PROMISSORY NOTES

		September 30,	December 31,
	Expiry Date	2022	2021	Interest Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of September 30, 2022 and December 31, 2021, the accrued interest on the promissory notes was $83,972 and $67,672, respectively.

NOTE 6 – CONVERTIBLE NOTES

		September 30,	December 31,
	Expiry Date	2022	2021
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - December 2020	Due on demand	3,574	6,074
Less debt discount		-	(1,184)
		153,482	154,798
Less current portion of convertible note payable		(153,482)	(154,798)
Long-term convertible notes payable		$-	$-

Convertible Notes – July 2017

On July 1, 2017, the Company replaced the promissory notes held by the four non-affiliated assignees with convertible notes at principal amount of $34,000, for total note principal amount of $136,000. The convertible notes bear interest at 4% per annum, has an original expiry date of June 30, 2019 and subsequently extended to June 30, 2022 and are convertible at $0.005 per share for the Company common stock. On January 2, 2018, the four non-affiliated holders of the convertible notes elected to convert $5,000 principal portion of their notes for 5,000 shares (pre 200:1 reverse stock split - 1,000,000 shares) of common stock at $0.005 per share. An aggregate $20,000 principal amount of the four convertible notes were converted for 4,000,000 common shares. The note is currently at default.

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

Convertible Note – December 2020

On December 31, 2020, the Company issued to an unaffiliated party a convertible note at $6,074 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $6,074 was fully amortized during the year ended December 31, 2020. During nine months ended September 30, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price. As of September 30, 2022 and December 31, 2021, the convertible note was $3,574 and $6,074, respectively.

During the nine months ended September 30, 2022 and 2021, the Company recognized amortization of debt discount and beneficial conversion feature of $1,184 and $1,800, respectively.

As of September 30, 2022 and December 31, 2021, the convertible notes payable was $153,482 and $154,798, net of note discount of $0 and $1,184, and accrued interest payable was $87,944 and $76,921, respectively.

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

During nine months ended September 30, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price.

As of September 30, 2022 and December 31, 2021, the issued and outstanding shares of common stock was 27,819,385 and 319,385, respectively.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended September 30, 2022 and 2021.

Three months ended September 30, 2022 compared to three months ended September 30, 2021

	Three Months Ended
	September 30,
	2022	2021		Changes	%

Operating Expenses
Professional fees	$9,150	4	7,560	$1,590	21%
Total operating expenses	9,150		7,560	1,590	21%
Other expenses	9,142		9,933	(791)	(8%)
Net Loss	$18,292		$17,493	$799	5%

We had no revenue for the three months ended September 30, 2022 and 2021.

Our net loss for the three months ended September 30, 2022 was $18,292 compared with net loss of $17,493 for the three months ended September30, 2020 due to the increase in professional fees.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

	Nine months ended
	September 30,
	2022	2021	Changes	%

Operating expenses
Professional fees	$37,950	$29,910	$8,040	27%
Total operating expenses	37,950	29,910	8,040	27%
Other expenses	28,505	29,495	(990)	(3%)
Net Loss	$66,455	$59,405	$7,050	12%

We had no revenue for the nine months ended September 30, 2022 and 2021.

Our net loss for the nine months ended September 30, 2022 was $66,455 compared with net loss of $59,405 for the nine months ended September 30, 2021 due to the increase in professional fees.

Liquidity and Capital

Working Capital

	As of	As of
	September 30,	December 31,
	2022	2021	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$456,575	$392,620	$63,955	16%
Working Capital Deficiency	$(456,575)	$(392,620)	$(63,955)	16%

As at September 30, 2022 and December 31, 2021, our company had no cash and assets.

As at September 30, 2022, our company had current liabilities of $456,575 as compared to $392,620 as of December 31, 2021. The increase in current liabilities was due to an increase in accrued interest and due to related party.

As at September 30, 2022, our company had a working capital deficiency of $456,575 compared with a working capital deficit of $392,620 as at December 31, 2021. The increase in working capital deficit was primarily due to an increase in due to related party and accrued interest.

Cash Flows

	Nine months ended
	September 30,
	2022	2021	Changes	%

Cash flows used in operating activities	$(37,450)	$(28,480)	$(8,970)	31%
Cash flows provided by financing activities	37,450	28,480	8,970	31%
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended September 30, 2022, net cash used in operating activities was $37,450 compared to $28,480 used during the nine months ended September 30, 2021. Cash flows used in operating activities during the nine months ended September 30, 2022, comprised of a net loss of $66,455, which was reduced by non-cash expenses of $1,184 for amortization of debt discount and a net change in working capital of $27,821. Cash flows used in operating activities during the nine months ended September 30, 2021, comprised of a net loss of $59,405, which was reduced by non-cash expenses of $1,800 for amortization of debt discount and a net change in working capital of $29,125.

Cash Flow from Investing Activities

During the nine months ended September 30, 2022 and 2021, our company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2022 and 2021, net cash provided by financing activities was $37,450 and $28,480 for advancement from the Company’s Director for paying operating expenses, respectively.

Going Concern

As of September 30, 2022, we had an accumulated deficit of $233,237,988. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently exploring different options of further developing and marketing our web hosting and data storage services. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

CLOUDWEB, INC.
(Registrant)

Dated: October 28, 2022	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

