Form 10-K
period 2022-12-31
Cloudweb, Inc.
filed 2023-03-31
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2022, was $2,644,770 based on a $1.05 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

27,819,385 shares of common stock as of March 20, 2023.

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

Holders

As of March 20, 2023, we had 33 shareholders of record of our common stock with 27,819,385 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2022.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended December 31, 2022 and 2021, which are included herein.

	Year ended
	December 31,
	2022	2021	Changes	%

Operating expenses
Professional fees	$46,849	$35,660	$11,189	31%
Total operating expenses	65,349	104,285,660	(104,220,311)	(100%)
Other expenses	37,647	195,410	(157,763)	(81%)
Net Loss	$102,996	$104,481,070	$(104,378,074)	(100%)

We recognized no revenues for the years ended December 31, 2022 and 2021.

Net loss decreased to $102,996 for the year ended December 31, 2022 from $104,481,070 for the year ended December 31, 2021 due to the decrease in operating expenses. During the year December 31, 2021, the Company incurred stock based compensation of $104,250,000 and amortization of beneficial conversion feature from convertible note of $155,982.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,
	2022	2021	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$493,116	$392,620	$100,496	26%
Working Capital Deficiency	$(493,116)	$(392,620)	$(100,496)	26%

Cash Flows

	Year ended
	December 31,
	2022	2021	Changes	%

Cash flows used in operating activities	$(61,800)	$(34,960)	$(26,840)	77%
Cash flows provided by financing activities	61,800	34,960	26,840	77%
Net changes in cash	$-	$-	$-	-

As at December 31, 2022 and 2021, our Company had no cash and assets.

As at December 31, 2022, our Company had total liabilities of $560,442 which included convertible notes payable of $153,482 promissory notes payable of $69,486, accrued interest of $181,058, accounts payable and accrued liabilities of $59,656 and due to related party of $96,760. As at December 31, 2021, our Company had total liabilities of $459,946 which included convertible notes payable of $154,798, promissory notes payable of $69,486, accrued interest of $144,593, accounts payable and accrued liabilities of $56,109 and due to related party of $34,960.

As at December 31, 2022, our Company had a working capital deficiency of $493,116 compared with a working capital deficiency of $392,20 as at December 31, 2021. The increase in working capital deficit was primarily due to an increase in accrued interest on convertible and promissory notes and due to related party.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2022, net cash used in operating activities was $61,800 compared to $34,960 used during the year ended December 31, 2021. Operating activities mainly consists of professional fees (audit fees, accounting fees, filing fees and transfer agent cost) and web development cost.

Cash flows used in operating activities during the year ended December 31, 2022, comprised of a net loss of $102,996, which was reduced by amortization of debt discount of $1,184, increase in accounts payable and accrued liabilities of $3,547 and an increase in accrued interest of $36,465.

Cash flows used in operating activities during the year ended December 31, 2021, comprised of a net loss of $104,481,070, which was reduced by non-cash expenses of $104,250,000 for stock based compensation, $155,982 for amortization of beneficial conversion feature from convertible notes, $2,400 for amortization of debt discount, web and a net change in working capital of $37,728.

Cash Flow from Investing Activities

During the years ended December 31, 2022 and 2021, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the years ended December 31, 2022 and 2021, our Company received $61,800 and $34,960 for proceeds from issuance of convertible notes, respectively.

Going Concern

As of the year ended December 31, 2022, we had an accumulated deficit of $233,310,529. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

Web Development Cost

In accordance with FASB ASC350-50 “Web Development Costs”, all costs incurred during the website planning stage are incurred. During the website application and infrastructure development stage, software tool costs and internet domain costs are capitalized, and website hosting costs are expensed. Cost incurred in the graphics development, content development and operating stage are generally expensed unless the costs are software related and should then be capitalized. During the year ended December 31, 2022 and 2021, the Company incurred $18,500 and $0 web development cost on three websites contributed by the Company’s director, respectively.

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

DECEMBER 31, 2022 AND 2021

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cloudweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cloudweb, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2014

Lakewood, CO

March 30, 2023

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	December 31, 2022	December 31, 2021
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$59,656	$56,109
Accrued interest	181,058	144,593
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount of $0 and $1,184, respectively	153,482	154,798
Due to related party	96,760	34,960
Total Current Liabilities	493,116	392,620

Promissory notes payable	67,326	67,326

Total Liabilities	560,442	459,946

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized,
27,819,385 shares and 319,385 shares issued and outstanding, respectively	237,937,821	128,437,821
Additional paid-in capital	(5,091,518)	155,982
Stock payable	-	104,250,000
Accumulated deficit	(233,310,529)	(233,207,533)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(560,442)	(459,946)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Year Ended
	December 31,
	2022	2021

OPERATING EXPENSES
Professional fees	$46,849	$35,660
Web development cost	18,500	-
Salaries and wages - related party	-	104,250,000
Total Operating Expenses	65,349	104,285,660

OTHER EXPENSES
Interest expense	(37,647)	(195,410)
Total Operating Expenses	(37,647)	(195,410)

NET LOSS	$(102,996)	$(104,481,070)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(327.13)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	25,930,649	319,385

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Common Stock (no par value)		Additional			Accumulated Deficit From Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Stock Payable	Accumulated Deficit	Operations Deficit	Stockholders' Deficit

*Balance - December 31, 2020	319,385	$128,437,821	$-	$-	$(128,726,463)	$(96,216)	$(384,858)

Beneficial note conversion feature	-	-	155,982	-	-	-	155,982
Stock-based compensation	-	-	-	104,250,000	-	-	104,250,000
Net loss	-	-	-	-	(104,481,070)	-	(104,481,070)
Balance - December 31, 2021	319,385	$128,437,821	$155,982	$104,250,000	$(233,207,533)	$(96,216)	$(459,946)

Share Issuance for director compensation	25,000,000	104,250,000	-	(104,250,000)	-	-	-
Share Issuance for repayment of convertible note	2,500,000	5,250,000	(5,247,500)	-	-	-	2,500
Net loss	-	-	-	-	(102,996)	-	(102,996)
Balance - December 31, 2022	27,819,385	$237,937,821	$(5,091,518)	$-	$(233,310,529)	$(96,216)	$(560,442)

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

(in U.S. Dollars, except for number of shares or otherwise stated)

	Year Ended
	December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(102,996)	$(104,481,070)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	1,184	2,400
Amortization of beneficial conversion feature	-	155,982
Stock based compensation	-	104,250,000
Changes in operating liabilities:
Accounts payable and accrued liabilities	3,547	700
Accrued interest	36,465	37,028
Net cash used in operating activities	(61,800)	(34,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	61,800	34,960
Net cash provided by financing activities	61,800	34,960

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Share Issuance for director compensation	$104,250,000	$-
Share Issuance for repayment of convertible notes	$2,500	$-
Beneficial conversion feature	$-	$155,982

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2022 and December 31, 2021, there were no unrecognized tax benefits.

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

For the year ended December 31, 2022 and 2021, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2022	2021
	(Shares)	(Shares)
Convertible notes payable	55,327,097	56,643,097

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022 and 2021, the Director of the Company advance $61,800 and $34,960 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of December 31, 2022 and December 31, 2021, due to related party was $96,760 and $34,960, respectively.

NOTE 5 – PROMISSORY NOTES

		December 31,	December 31,
	Expiry Date	2022	2021	Interest Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of December 31, 2022 and December 31, 2021, the accrued interest on the promissory notes was $89,464 and $67,672, respectively.

NOTE 6 – CONVERTIBLE NOTES

		December 31,	December 31,
	Expiry Date	2022	2021
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - December 2020	Due on demand	3,574	6,074
Less debt discount		-	(1,184)
		153,482	154,798
Less current portion of convertible note payable		(153,482)	(154,798)
Long-term convertible notes payable		$-	$-

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

During the year ended December 31, 2022 and 2021, the Company recognized amortization of debt discount and beneficial conversion feature of $1,184 and $2,400, respectively.

As of December 31, 2022 and December 31, 2021, the convertible notes payable was $153,482 and $154,798, net of note discount of $0 and $1,184, and accrued interest payable was $91,594 and $76,921, respectively.

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

During year ended December 31, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price.

As of December 31, 2022 and December 31, 2021, the issued and outstanding shares of common stock was 27,819,385 and 319,385, respectively.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2022 and 2021, are as follows:

	December 31,	December 31,
	2022	2021
Net operating loss carryforward	$(702,652)	$(599,656)
Statutory tax rate	21%	21%
Deferred tax asset	(147,557)	(125,928)
Less: Valuation allowance	147,557	125,928
Net deferred asset	$-	$-

As of December 31, 2022 the Company had approximately $700,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2015 through 2022 are subject to review by the tax authorities.

NOTE 9 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2022, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director	48	January 28, 2016

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

Nomination Process

As of December 31, 2022, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the years ended December 31, 2022 and 2021; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2022 and 2021, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Zhi De Liao(1)CEO, CFO,	2022	--	--	--	--	--	--	--		--
President and Director	2021	--	--	--	--	--	--	104,250,000	(2)	104,250,000

________________

(1)	Mr. Liao was appointed President, Chief Executive Officer, Chief Financial Officer and a Director on January 28, 2016.
(2)

On January 18, 2022, the Company issued 25,000,000 shares of restricted common stock valued at $104,250,000 to the Director of the Company for year 2021 salary. During the year ended December 31, 2021, the Company recorded stock-based compensation and stock payable of $104,250,000.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 20, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao12A Greenhill Street, Dept. 106Stratford Upon AvonWarwickshire, United Kingdom	25,000,001 Share of Common Stock / Direct 300,555 Shares of Common Stock / Indirect(2)	90.95%
Directors and Executive Officers as a Group	25,300,556 Shares of Common Stock	90.95%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 20, 2023. As of March 20, 2023, there were 27,819,385 shares of our Company’s common stock issued and outstanding.

(2)	The shares of common stock are registered in the name of Letterston Investments Ltd., a company in which Zhi De Liao has sole voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2022, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended December 31, 2022 and 2021, the Director of the Company advance $61,800 and $34,960 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit Fees	$31,500	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$31,500	$17,500

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

CLOUDWEB, INC.

Dated March 31, 2023	By:	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

