Form 10-Q
period 2023-03-31
Cloudweb, Inc.
filed 2023-05-05
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

27,819,385 common shares issued and outstanding as of April 24, 2023.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	March 31, 2023	December 31, 2022
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$55,216	$59,656
Accrued interest	190,002	181,058
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount	153,482	153,482
Due to related party	113,699	96,760
Total Current Liabilities	514,559	493,116

Promissory notes payable	67,326	67,326

Total Liabilities	581,885	560,442

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized,
27,819,385 shares issued and outstanding	237,937,821	237,937,821
Additional paid-in capital	(5,091,518)	(5,091,518)
Accumulated deficit	(233,331,972)	(233,310,529)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(581,885)	(560,442)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in U.S. Dollars, except for number of shares or otherwise stated)

	Three Months Ended
	March 31,
	2023	2022

OPERATING EXPENSES
Professional fees	$12,500	$19,300
Total Operating Expenses	12,500	19,300

OTHER EXPENSES
Interest expense	(8,943)	(9,728)
Total Operating Expenses	(8,943)	(9,728)

NET LOSS	$(21,443)	$(29,028)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,819,385	20,825,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in U.S. Dollars, except for number of shares or otherwise stated)

					Accumulated Deficit
					From
	Common Stock (no par value)		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Operations Deficit	Stockholders’ Deficit

Balance - December 31, 2022	27,819,385	$237,937,821	$(5,091,518)	$(233,310,529)	$(96,216)	$(560,442)
Net loss	-	-	-	(21,443)	-	(21,443)
Balance - March 31, 2023	27,819,385	$237,937,821	$(5,091,518)	$(233,331,972)	$(96,216)	$(581,885)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(in U.S. Dollars, except for number of shares or otherwise stated)

	Three Months Ended
	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,443)	$(29,028)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	-	600
Changes in operating liabilities:
Accounts payable and accrued liabilities	(4,440)	1,397
Accrued interest	8,944	9,131
Net cash used in operating activities	(16,939)	(17,900)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	16,939	17,900
Net cash provided by financing activities	16,939	17,900

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Share Issuance for director compensation	$-	$104,250,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2023	2022
	(Shares)	(Shares)
Convertible notes payable	55,327,097	57,826,667

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2023 and 2022, the Director of the Company advanced $16,939 and $17,900 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of March 31, 2023 and December 31, 2022, due to related party was $113,699 and $96,760, respectively.

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

As of March 31, 2023 and December 31, 2022, the accrued interest on the promissory notes was $94,838 and $89,464, respectively.

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

Convertible Note – December 2020

On December 31, 2020, the Company issued to an unaffiliated party a convertible note at $6,074 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $6,074 was fully amortized during the year ended December 31, 2020. During the year ended December 31, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price. As of March 31, 2023, the convertible note was $3,574.

As of March 31, 2023 and December 31, 2022, the convertible notes payable was $153,482 and $153,482 net of note discount and accrued interest payable was $95,164 and $91,594, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

Common Shares

During the three months ended March 31, 2022, the Company issued 25,000,000 shares of restricted common stock valued at $104,250,000 to the Director of the Company for year 2021 salary.

As of March 31, 2023 and December 31, 2022, the issued and outstanding shares of common stock was 27,819,385.

NOTE 8 – RISKS AND UNCERTAINTIES

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2023. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of these financial statements. These estimates may change, as new events occur and additional information is obtained.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three ended March 31, 2023 and 2022.

Three months ended March 31, 2023 compared to three months ended March 31, 2022

	Three Months
	March 31,
	2023	2022	Changes	%
Operating expenses
Professional fees	$12,500	$19,300	$(6,800)	(35%)
Total operating expenses	12,500	19,300	(6,800)	(35%)
Other expenses	8,943	9,728	(785)	(8%)
Net Loss	$21,443	$29,028	$(7,585)	(26%)

We had no revenue for the three months ended March 31, 2023 and 2022.

Our net loss for the three months ended March 31, 2023 was $21,443 compared with net loss of $29,028 for the three months ended March 31, 2022 due to the decrease in professional fees.

Liquidity and Capital

Working Capital

	As of	As of
	March 31,	December 31,
	2023	2022	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$514,559	$493,116	$21,443	4%
Working Capital Deficiency	$(514,559)	$(493,116)	$(21,443)	4%

As at March 31, 2023 and December 31, 2022, our company had no cash and assets.

As at March 31, 2023 our company had current liabilities of $514,559 as compared to $493,116 as of December 31, 2022. The increase in current liabilities was due to an increase in accrued interest and due to related party.

As at March 31,2 023, our company had a working capital deficiency of $514,559 compared with a working capital deficit of $493,116 as at December 31, 2022. The increase in working capital deficit was primarily due to an increase in due to related party and accrued interest.

Cash Flows

	Three Months
	March 31,
	2023	2022	Changes	%

Cash flows used in operating activities	$(16,939)	$(17,900)	$961	(5%)
Cash flows provided by financing activities	16,939	17,900	(961)	(5%)
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended March 31, 2023, net cash used in operating activities was $16,939 compared to $17,900 used during the three months ended March 31, 2022. Cash flows used in operating activities during the three months ended March 31, 2023, comprised of a net loss of $21,443, reduced by a net change in working capital of $4,504. Cash flows used in operating activities during the three months ended March 31, 2022, comprised of a net loss of $29,028 which was reduced by non-cash expenses of $1600 for amortization of debt discount and a net change in working capital of $10,528.

Cash Flow from Investing Activities

During the three months ended March 31, 2023 and 2022, our company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2023 and 2022, net cash provided by financing activities was $16,939 and $17,900 for advancement from the Company’s Director for paying operating expenses, respectively.

Going Concern

As of March 31, 2023, we had an accumulated deficit of $233,331,972. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently exploring different options of further developing and marketing our web hosting and data storage services. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

CLOUDWEB, INC.
(Registrant)

Dated: May 5, 2023	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

