Form 10-K
period 2023-12-31
Cloudweb, Inc.
filed 2024-03-22
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2022, was $2,518,829 based on a $0.0475 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

27,819,385 shares of common stock as of March 27, 2024.

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

Holders

As of February 27, 2024, we had 34 shareholders of record of our common stock with 27,819,385 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2023.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended December 31, 2023 and 2022, which are included herein.

	Year Ended
	December 31,
	2023	2022	Changes	%

Operating expenses	$41,150	$65,349	$(24,199)	(37%)
Other expenses	36,268	37,647	(1,379)	(4%)
Net Loss	$77,418	$102,996	$(25,578)	(25%)

We recognized no revenues for the years ended December 31, 2023 and 2022.

Net loss decreased to $77,418 for the year ended December 31, 2023 from $102,996 for the year ended December 31, 2022 due to the decrease in professional fees and web development cost.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,
	2023	2022	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$570,534	$493,116	$77,418	16%
Working Capital Deficiency	$(570,534)	$(493,116)	$(77,418)	16%

Cash Flows

	Year Ended
	December 31,
	2023	2022	Changes	%

Cash flows used in operating activities	$(43,049)	$(61,800)	$18,751	(30%)
Cash flows provided by financing activities	43,049	61,800	(18,751)	(30%)
Net changes in cash	$-	$-	$-	-

As at December 31, 2023, our Company had a working capital deficiency of $570,534 compared with a working capital deficiency of $493,116 as at December 31, 2022. The increase in working capital deficit was primarily due to an increase in due to related party and accrued interest on convertible and promissory notes.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2023, net cash used in operating activities was $43,049 compared to $61,800 used during the year ended December 31, 2022. Operating activities mainly consists of professional fees (audit fees, accounting fees, filing fees and transfer agent cost) and web development cost.

Cash flows used in operating activities during the year ended December 31, 2023, comprised of a net loss of $77,418, which was reduced by net changes in operating liabilities of $34,369.

Cash flows used in operating activities during the year ended December 31, 2022, comprised of a net loss of $102,996, which was reduced by amortization of debt discount of $1,184 and net changes in operating liabilities of $40,012.

Cash Flow from Investing Activities

During the years ended December 31, 2023 and 2022, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the years ended December 31, 2023 and 2022, our Company received $43,049 and $61,800 for advancement from related party, respectively.

Going Concern

As of the year ended December 31, 2023, we had an accumulated deficit of $233,387,947. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

DECEMBER 31, 2023 AND 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Cloudweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cloudweb, Inc. (the "Company") as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2014

Lakewood, CO

March 22, 2024

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	December 31, 2023	December 31, 2022
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$57,757	$59,656
Accrued interest	217,326	181,058
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount	153,482	153,482
Due to related party	139,809	96,760
Total Current Liabilities	570,534	493,116

Promissory notes payable	67,326	67,326

Total Liabilities	637,860	560,442

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 27,819,385 shares issued and outstanding	237,937,821	237,937,821
Additional paid-in capital	(5,091,518)	(5,091,518)
Accumulated deficit	(233,387,947)	(233,310,529)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(637,860)	(560,442)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(in U.S. Dollars, except for number of shares or otherwise stated)

	Year Ended
	December 31,
	2023	2022

OPERATING EXPENSES
Professional fees	$41,150	$46,849
Web development cost	-	18,500
Total Operating Expenses	41,150	65,349

OTHER EXPENSES
Interest expense	(36,268)	(37,647)
Total Operating Expenses	(36,268)	(37,647)

NET LOSS	$(77,418)	$(102,996)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,819,385	25,930,649

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(in U.S. Dollars, except for number of shares or otherwise stated)

					Accumulated Deficit
					From	Total
	Common Stock (no par value)		Additional	Accumulated	Discontinued	Stockholders'
	Number of Shares	Amount	Paid-In Capital	Deficit	Operations Deficit	Deficit

Balance - December 31, 2021	319,385	$128,437,821	$155,982	$(233,207,533)	$(96,216)	$(459,946)

Share Issuance for director compensation	25,000,000	104,250,000	-	-	-	-
Share Issuance for repayment of convertible note	2,500,000	5,250,000	(5,247,500)	-	-	2,500
Net loss	-	-	-	(102,996)	-	(102,996)
Balance - December 31, 2022	27,819,385	$237,937,821	$(5,091,518)	$(233,310,529)	$(96,216)	$(560,442)
Net loss	-	-	-	(77,418)	-	(77,418)
Balance - December 31, 2023	27,819,385	$237,937,821	$(5,091,518)	$(233,387,947)	$(96,216)	$(637,860)

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

(in U.S. Dollars, except for number of shares or otherwise stated)

	Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,418)	$(102,996)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	-	1,184
Changes in operating liabilities:
Accounts payable and accrued liabilities	(1,899)	3,547
Accrued interest	36,268	36,465
Net cash used in operating activities	(43,049)	(61,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	43,049	61,800
Net cash provided by financing activities	43,049	61,800

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Share Issuance for director compensation	$-	$104,250,000
Share Issuance for repayment of convertible notes	$-	$2,500

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2023 AND 2022

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2023 and December 31, 2022, there were no unrecognized tax benefits.

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

For the year ended December 31, 2023 and 2022, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2023 and 2022, the Director of the Company advanced $43,049 and $61,800 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of December 31, 2023 and December 31, 2022, due to related party was $139,809 and $96,760, respectively.

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

As of December 31, 2023 and December 31, 2022, the accrued interest on the promissory notes was $111,256 and $89,464, respectively.

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

Convertible Note – December 2020

On December 31, 2020, the Company issued to an unaffiliated party a convertible note at $6,074 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $6,074 was fully amortized during the year ended December 31, 2020. During the year ended December 31, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price. As of December 31, 2023, the convertible note was $3,574.

As of December 31, 2023 and December 31, 2022, the convertible notes payable was $153,482, net of note discount and accrued interest payable was $106,070 and $95,164, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

Common Shares

During year ended December 31, 2022, the Company issued 25,000,000 shares of restricted common stock valued at $104,250,000 to the Director of the Company for year 2021 salary.

During year ended December 31, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price.

As of December 31, 2023, 2023 and December 31, 2022, the issued and outstanding shares of common stock was 27,819,385.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2023 and 2022, are as follows:

	December 31,	December 31,
	2023	2022
Net operating loss carryforward	$(780,070)	$(702,652)
Statutory tax rate	21%	21%
Deferred tax asset	(163,815)	(147,557)
Less: Valuation allowance	163,815	147,557
Net deferred asset	$-	$-

As of December 31, 2023, the Company had approximately $780,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2015 through 2023 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2023, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director	49	January 28, 2016

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2023. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2023, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the years ended December 31, 2023 and 2022; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2023 and 2022, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhi De Liao(1)CEO, CFO,	2023	--	--	--	--	--	--	--	--
President and Director	2022	--	--	--	--	--	--	--	--

________________

(1)	Mr. Liao was appointed President, Chief Executive Officer, Chief Financial Officer and a Director on January 28, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 27, 2024 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao12A Greenhill Street, Dept. 106Stratford Upon AvonWarwickshire, United Kingdom	25,000,001 Share of Common Stock / Direct 300,555 Shares of Common Stock / Indirect(2)	90.95%
Directors and Executive Officers as a Group	25,300,556 Shares of Common Stock	90.95%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 27, 2024. As of February 27,  2024, there were 27,819,385 shares of our Company’s common stock issued and outstanding.

(2)	The shares of common stock are registered in the name of Letterston Investments Ltd., a company in which Zhi De Liao has sole voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2023, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended December 31, 2023 and 2022, the Director of the Company advance $61,800 and $34,960 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended December 31, 2023	Year Ended December 31, 2022

Audit Fees	$27,500	$31,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$27,500	$31,500

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

CLOUDWEB, INC.

Dated March 22, 2024	By:	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

