Form 10-Q
period 2024-09-30
Cloudweb, Inc.
filed 2024-10-23
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

27,819,385 common shares issued and outstanding as of October 22, 2024.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$56,957	$57,757
Accrued interest	244,552	217,326
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount	153,482	153,482
Due to related party	170,859	139,809
Total Current Liabilities	628,010	570,534

Promissory notes payable	67,326	67,326

Total Liabilities	695,336	637,860

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized,
27,819,385 shares issued and outstanding	237,937,821	237,937,821
Additional paid-in capital	(5,091,518)	(5,091,518)
Accumulated deficit	(233,445,423)	(233,387,947)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(695,336)	(637,860)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(in U.S. Dollars, except for number of shares or otherwise stated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

OPERATING EXPENSES
Professional fees	$3,300	$8,550	$30,250	$32,600
Total Operating Expenses	3,300	8,550	30,250	32,600

OTHER EXPENSES
Interest expense	(9,141)	(9,140)	(27,226)	(27,126)
Total Operating Expenses	(9,141)	(9,140)	(27,226)	(27,126)

NET LOSS	$(12,441)	$(17,690)	$(57,476)	$(59,726)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,819,385	27,819,385	27,819,385	27,819,385

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(in U.S. Dollars, except for number of shares or otherwise stated)

Nine Months Ended September 30, 2024

	Common Stock (no par value)		Additional		Accumulated Deficit From Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Operations Deficit	Stockholders' Deficit

Balance - December 31, 2023	27,819,385	$237,937,821	$(5,091,518)	$(233,387,947)	$(96,216)	$(637,860)
Net loss	-	-	-	(25,942)	-	(25,942)
Balance - March 31, 2024	27,819,385	$237,937,821	$(5,091,518)	$(233,413,889)	$(96,216)	$(663,802)
Net loss	-	-	-	(19,093)	-	(19,093)
Balance - June 30, 2024	27,819,385	$237,937,821	$(5,091,518)	$(233,432,982)	$(96,216)	$(682,895)
Net loss	-	-	-	(12,441)	-	(12,441)
Balance - September 30, 2024	27,819,385	$237,937,821	$(5,091,518)	$(233,445,423)	$(96,216)	$(695,336)

Nine Months Ended September 30, 2023

	Common Stock (no par value)		Additional		Accumulated Deficit From Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Operations Deficit	Stockholders' Deficit

Balance - December 31, 2022	27,819,385	$237,937,821	$(5,091,518)	$(233,310,529)	$(96,216)	$(560,442)
Net loss	-	-	-	(21,443)	-	(21,443)
Balance - March 31, 2023	27,819,385	$237,937,821	$(5,091,518)	$(233,331,972)	$(96,216)	$(581,885)
Net loss	-	-	-	(20,593)	-	(20,593)
Balance - June 30, 2023	27,819,385	$237,937,821	$(5,091,518)	$(233,352,565)	$(96,216)	$(602,478)
Net loss	-	-	-	(17,690)	-	(17,690)
Balance - September 30, 2023	27,819,385	$237,937,821	$(5,091,518)	$(233,370,255)	$(96,216)	$(620,168)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

(in U.S. Dollars, except for number of shares or otherwise stated)

	Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,476)	$(59,726)
Adjustments to reconcile net loss to net cash from operating activities:
Amortization of debt discount	-	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	(800)	(4,950)
Accrued interest	27,226	27,127
Net cash used in operating activities	(31,050)	(37,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	31,050	37,549
Net cash provided by financing activities	31,050	37,549

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-Cash Investing and Financing Activity:
Share Issuance for director compensation	$-	$-
Share Issuance for repayment of convertible notes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AS OF AND FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2024 AND 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 22, 2024.

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

For the nine months ended September 30, 2024 and 2023, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2024 and 2023, the Director of the Company advanced $31,050 and $37,549 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of September 30, 2024 and December 31, 2023, due to related party was $170,859 and $139,809, respectively.

NOTE 5 – PROMISSORY NOTES

		September 30,	December 31,
	Expiry Date	2024	2023	Interest Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of September 30, 2024 and December 31, 2023, the accrued interest on the promissory notes was $127,615 and $11,256, respectively.

NOTE 6 – CONVERTIBLE NOTES

		September 30,	December 31,
	Expiry Date	2024	2023
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - April 2022	Due on demand	3,574	3,574
		153,482	153,482
Less current portion of convertible note payable		(153,482)	(153,482)
Long-term convertible notes payable		$-	$-

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

Convertible Note – December 2020

On December 31, 2020, the Company issued to an unaffiliated party a convertible note at $6,074 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $6,074 was fully amortized during the year ended December 31, 2020. During the year ended December 31, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price. As of September 30, 2024 and December 31, 2023, the convertible note was $3,574.

As of September 30, 2024 and December 31, 2023, the convertible notes payable was $153,482, net of note discount and accrued interest payable was $116,937 and $106,070, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

Common Shares

As of September 30, 2024 and December 31, 2023, the issued and outstanding shares of common stock was 27,819,385.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to September 30 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the nine ended September 30, 2024 and 2023.

Three months ended September 30, 2024 compared to three months ended September 30, 2023

	Three Months Ended
	September 30,
	2024	2023	Changes	%

Operating Expenses
Professional fees	$3,300	$8,550	$(5,250)	(61%)
Total operating expenses	3,300	8,550	(5,250)	(61%)
Other expenses	9,141	9,140	1	-
Net Loss	$12,441	$17,690	$(5,249)	(30%)

Our net loss for the three months ended September 30, 2024 was $12,441 compared with net loss of $17,690 for the three months ended September 30, 2023 due to the decrease in professional fees.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

	Nine Months Ended
	September 30,
	2024	2023	Changes	%

Operating expenses
Professional fees	$30,250	$32,600	$(2,350)	(7%)
Total operating expenses	30,250	32,600	(2,350)	(7%)
Other expenses	27,226	27,126	100	-
Net Loss	$57,476	$59,726	$(2,250)	(4%)

Our net loss for the nine months ended September 30, 2024 was $57,476 compared with net loss of $59,726 for the nine months ended September 30, 2023 due to the decrease in professional fees.

Liquidity and Capital

Working Capital

	As of	As of
	September 30,	December 31,
	2024	2023	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$628,010	$570,534	$57,476	10%
Working Capital Deficiency	$(628,010)	$(570,534)	$(57,476)	10%

As at September 30, 2024 and December 31, 2023, our company had no cash and assets.

As at September 30, 2024, our company had current liabilities of $628,010 as compared to $570,534 as of December 31, 2023. The increase in current liabilities was due to an increase in accrued interest and due to related party.

As at September 30, 2024, our company had a working capital deficiency of $628,010 compared with a working capital deficit of $570,534 as at December 31, 2023. The increase in working capital deficit was primarily due to increase in accrued interest and due to related party.

Cash Flows

	Nine Months Ended
	September 30,
	2024	2023	Changes	%

Cash flows used in operating activities	$(31,050)	$(37,549)	$6,499	(17%)
Cash flows provided by financing activities	31,050	37,549	(6,499)	(17%)
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the nine months ended September 30, 2024, net cash used in operating activities was $31,050 compared to $37,549 used during the nine months ended September 30, 2023.

Cash flows used in operating activities during the nine months ended September 30, 2024, comprised of a net loss of $57,476, reduced by a net change in working capital of $26,426.

Cash flows used in operating activities during the nine months ended September 30, 2023, comprised of a net loss of $59,726, reduced by a net change in working capital of $22,171.

Cash Flow from Investing Activities

During the nine months ended September 30, 2024 and 2023, our company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended September 30, 2024 and 2023, net cash provided by financing activities was $31,050 and $37,549 for advancement from the Company’s Director for paying operating expenses, respectively.

Going Concern

As of September 30, 2024, we had an accumulated deficit of $233,445,423. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently exploring different options of further developing and marketing our web hosting and data storage services. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

CLOUDWEB, INC.
(Registrant)

Dated: October 23, 2024	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

