Form 10-K
period 2024-12-31
Cloudweb, Inc.
filed 2025-02-27
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2024, was $55,414 based on a $0.0022 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

27,819,385 shares of common stock as of February 17, 2025.

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

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Holders

As of February 17, 2025, we had 34 shareholders of record of our common stock with 27,819,385 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2024.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended December 31, 2024 and 2022, which are included herein.

	Years Ended
	December 31,
	2024	2023	Changes	%

Operating expenses	$35,350	$41,150	(5,800)	(14)%
Other expenses	37,610	36,268	1,342	4%
Net Loss	$72,960	$77,418	$(4,458)	(6)%

We recognized no revenues for the years ended December 31, 2024 and 2023.

Net loss decreased to $72,960 for the year ended December 31, 2024 from $77,418 for the year ended December 31, 2023 due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,
	2024	2023	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$643,494	$570,534	$72,960	13%
Working Capital Deficiency	$(643,494)	$(570,534)	$(72,960)	13%

Cash Flows

	Years Ended
	December 31,
	2024	2023	Changes	%

Cash flows used in operating activities	$(33,250)	$(43,049)	$9,799	(23)%
Cash flows provided by financing activities	33,250	43,049	(9,799)	(23)%
Net changes in cash	$-	$-	$-	-

As at December 31, 2024, our Company had a working capital deficiency of $643,494 compared with a working capital deficiency of $570,534 as at December 31, 2023. The increase in working capital deficit was primarily due to an increase in due to related party and accrued interest on convertible and promissory notes.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2024, net cash used in operating activities was $33,250 compared to $43,049 used during the year ended December 31, 2023. Operating activities mainly consists of professional fees (audit fees, accounting fees, filing fees and transfer agent cost).

Cash flows used in operating activities during the year ended December 31, 2024, comprised of a net loss of $72,960, which was reduced by accounts payable written off of $1,242 and net changes in operating liabilities of $38,468.

Cash flows used in operating activities during the year ended December 31, 2023, comprised of a net loss of $77,418, which was reduced by net changes in operating liabilities of $34,369.

Cash Flow from Investing Activities

During the years ended December 31, 2024 and 2023, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the years ended December 31, 2024 and 2023, our Company received $33,250 and $43,049 for advancement from related party, respectively.

Going Concern

As of the year ended December 31, 2024, we had an accumulated deficit of $233,460,907. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLOUDWEB, INC.

AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Cloudweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cloudweb, Inc. as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2024 and 2023, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company incurred a net loss of $(72,960) and an accumulated deficit of $(233,460,907). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 3 to the financial statements, the Company has significant operating losses, accumulated deficit, and a working capital deficiency.

The Company is dependent on obtaining additional working capital funding from related party and unaffiliated parties to execute its plans and continue operations These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
•

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

•	We assessed the possibility of raising additional debt or credit,
•	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

February 26, 2025

CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	December 31, 2024	December 31, 2023
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$61,099	$57,757
Accrued interest	253,694	217,326
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount	153,482	153,482
Due to related party	173,059	139,809
Total Current Liabilities	643,494	570,534

Promissory notes payable	67,326	67,326

Total Liabilities	710,820	637,860

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 27,819,385 shares issued and outstanding	232,846,303	232,846,303
Additional paid-in capital	-	-
Accumulated deficit	(233,460,907)	(233,387,947)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(710,820)	(637,860)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

 The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(in U.S. Dollars, except for number of shares or otherwise stated)

	Year Ended
	December 31,
	2024	2023

OPERATING EXPENSES
Professional fees	$35,350	$41,150
Total Operating Expenses	35,350	41,150

OTHER EXPENSES
Accounts payable written off	(1,242)	-
Interest expense	(36,368)	(36,268)
Total Operating Expenses	(37,610)	(36,268)

NET LOSS	$(72,960)	$(77,418)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,819,385	27,819,385

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(in U.S. Dollars, except for number of shares or otherwise stated)

				Accumulated Deficit
				From	Total
	Common Stock (no par value)		Accumulated	Discontinued	Stockholders'
	Number of Shares	Amount	Deficit	Operations Deficit	Deficit

Balance - December 31, 2022	27,819,385	$232,846,303	$(233,310,529)	$(96,216)	$(560,442)
Net loss	-	-	(77,418)	-	(77,418)
Balance - December 31, 2023	27,819,385	$232,846,303	$(233,387,947)	$(96,216)	$(637,860)
Net loss	-	-	(72,960)	-	(72,960)
Balance - December 31, 2024	27,819,385	$232,846,303	$(233,460,907)	$(96,216)	$(710,820)

 The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2024 AND 2023

(in U.S. Dollars, except for number of shares or otherwise stated)

	Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(72,960)	$(77,418)
Adjustments to reconcile net loss to net cash from operating activities:
Accounts payable written off	1,242	-
Changes in operating liabilities:
Accounts payable and accrued liabilities	2,100	(1,899)
Accrued interest	36,368	36,268
Net cash used in operating activities	(33,250)	(43,049)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	33,250	43,049
Net cash provided by financing activities	33,250	43,049

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Convertible Financial Instruments

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not remeasured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional, as that term is described under applicable U.S. GAAP.

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2024 and December 31, 2023, there were no unrecognized tax benefits.

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

For the year ended December 31, 2024 and 2023, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2024 and 2023, the Director of the Company advanced $33,250 and $43,049 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of December 31, 2024 and December 31, 2023, due to related party was $173,059 and $139,809, respectively.

NOTE 5 – PROMISSORY NOTES

		December 31,	December 31,
	Expiry Date	2024	2023	Interest Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of December 31, 2024 and December 31, 2023, the accrued interest on the promissory notes was $133,108 and $11,256, respectively.

NOTE 6 – CONVERTIBLE NOTES

		December 31,	December 31,
	Expiry Date	2024	2023
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - April 2022	Due on demand	3,574	3,574
		153,482	153,482
Less current portion of convertible note payable		(153,482)	(153,482)
Long-term convertible notes payable		$-	$-

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

As of December 31, 2024 and December 31, 2023, the convertible notes payable was $153,482, net of note discount and accrued interest payable was $120,586 and $106,070, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

Common Shares

As of December 31, 2024 and December 31, 2023, the issued and outstanding shares of common stock was 27,819,385.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024 and 2023, are as follows:

	December 31,	December 31,
	2024	2023
Net operating loss carryforward	$(853,030)	$(780,070)
Statutory tax rate	21%	21%
Deferred tax asset	(179,136)	(163,815)
Less: Valuation allowance	179,136	163,815
Net deferred asset	$-	$-

As of December 31, 2024, the Company had approximately $853,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2015 through 2024 are subject to review by the tax authorities.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 14, 2024, Cloudweb, Inc (the “Company”) terminated its relationship with its independent registered public accounting firm, BF Borgers CPA PC (“BF BORGERS). On June 20, 2024, the Company engaged Boladale Lawal & Co. (“BOLADALE LAWAL”), as BF Borgers’ replacement. The decision to change independent registered public accounting firms was made with the recommendation and approval of the Company’s Board of Directors.

BF Borgers’ audit reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2023 and December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

During the fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through the date of this report, there were no disagreements, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and BF Borgers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to BF Borgers’ satisfaction, would have caused BF Borgers to make reference to such disagreements in its audit reports.

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2024, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director	50	January 28, 2016

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2024. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2024, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the years ended December 31, 2024 and 2023; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2024 and 2023, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhi De Liao(1)CEO, CFO,	2024	--	--	--	--	--	--	--	--
President and Director	2023	--	--	--	--	--	--	--	--

________________

(1)	Mr. Liao was appointed President, Chief Executive Officer, Chief Financial Officer and a Director on January 28, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 17, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao12A Greenhill Street, Dept. 106Stratford Upon AvonWarwickshire, United Kingdom	25,000,001 Share of Common Stock / Direct 300,555 Shares of Common Stock / Indirect(2)	90.95%
Directors and Executive Officers as a Group	25,300,556 Shares of Common Stock	90.95%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on February 17, 2025. As of February 17, 2025, there were 27,819,385 shares of our Company’s common stock issued and outstanding.

(2)	The shares of common stock are registered in the name of Letterston Investments Ltd., a company in which Zhi De Liao has sole voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2024, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended December 31, 2024 and 2023, the Director of the Company advanced $33,250 and $43,049 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2024 and for fiscal year ended December 31, 2023 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Boladale Lawal & Co.

Fee Category	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$3,000	$-
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$3,000	$-

BF Borgers, CPA PC

Fee Category	Year Ended December 31, 2024	Year Ended December 31, 2023

Audit Fees	$17,500	$27,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$17,500	$27,500

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

CLOUDWEB, INC.

Dated February 27, 2025	By:	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

