Form 10-Q
period 2025-03-31
Cloudweb, Inc.
filed 2025-05-05
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

27,819,385 common shares issued and outstanding as of May 1, 2025.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CLOUDWEB, INC.

CONDENSED BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$60,309	$61,099
Accrued interest	262,636	253,694
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount	153,482	153,482
Due to related party	190,859	173,059
Total Current Liabilities	669,446	643,494

Promissory notes payable	67,326	67,326

Total Liabilities	736,772	710,820

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 27,819,385 shares issued and outstanding	232,846,303	232,846,303
Accumulated deficit	(233,486,859)	(233,460,907)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(736,772)	(710,820)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(in U.S. Dollars, except for number of shares or otherwise stated)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

OPERATING EXPENSES
Professional fees	$17,009	$16,900
Total Operating Expenses	17,009	16,900

OTHER EXPENSES
Accounts payable written off	-	-
Interest expense	(8,943)	(9,042)
Total Operating Expenses	(8,943)	(9,042)

NET LOSS	$(25,952)	$(25,942)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,819,385	27,819,385

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(in U.S. Dollars, except for number of shares or otherwise stated)

(Unaudited)

Three Months Ended March 31, 2025

				Accumulated Deficit
				From
	Common Stock (no par value)			Discontinued	Total
	Number of Shares	Amount	Accumulated Deficit	Operations Deficit	Stockholders' Deficit

Balance - December 31, 2024	27,819,385	$232,846,303	$(233,460,907)	$(96,216)	$(710,820)
Net loss	-	-	(25,952)	-	(25,952)
Balance - March 31, 2025	27,819,385	$232,846,303	$(233,486,859)	$(96,216)	$(736,772)

 Three Months Ended March 31, 2024

					Accumulated Deficit
					From
	Common Stock (no par value)		Additional		Discontinued	Total
	Number of Shares	Amount	Paid-In Capital	Accumulated Deficit	Operations Deficit	Stockholders' Deficit

Balance - December 31, 2023	27,819,385	$237,937,821	$(5,091,518)	$(233,387,947)	$(96,216)	$(637,860)
Net loss	-	-	-	(25,942)	-	(25,942)
Balance - March 31, 2024	27,819,385	$237,937,821	$(5,091,518)	$(233,413,889)	$(96,216)	$(663,802)

 The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(in U.S. Dollars, except for number of shares or otherwise stated)

(Unaudited)

	Three Months ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,952)	$(25,942)
Changes in operating liabilities:
Accounts payable and accrued liabilities	(790)	449
Accrued interest	8,942	9,043
Net cash used in operating activities	(17,800)	(16,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	17,800	16,450
Net cash provided by financing activities	17,800	16,450

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLOUDWEB, INC.

NOTES TO UAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles used in the United States of America (“US GAAP”) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 27, 2025.

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

For the three months ended March 31, 2025 and 2024, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	55,326,667	55,326,667

Recent accounting pronouncements

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recently adopted accounting standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Director of the Company advanced $17,800 and $16,450 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of March 31, 2025 and December 31, 2024, due to related party was $190,859 and $173,059, respectively.

NOTE 5 – PROMISSORY NOTES

	Expiry	March 31,	December 31,	Interest
	Date	2025	2024	Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of March 31, 2025 and December 31, 2024, the accrued interest on the promissory notes was $138,481 and $133,108 respectively.

NOTE 6 – CONVERTIBLE NOTES

	Expiry	March 31,	December 31,
	Date	2025	2024
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - April 2022	Due on demand	3,574	3,574
		153,482	153,482
Less current portion of convertible note payable		(153,482)	(153,482)
Long-term convertible notes payable		$-	$-

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

Convertible Note – December 2020

On December 31, 2020, the Company issued to an unaffiliated party a convertible note at $6,074 for paying operating expenses on behalf of the Company. The convertible note is due on demand, bears interest at 30% per annum and is convertible at $0.001 per share. The discount on convertible note from beneficial conversion feature of $6,074 was fully amortized during the year ended December 31, 2020. During the year ended December 31, 2022, the Company issued 2,500,000 for partial repayment of the convertible note of $2,500 at $2.10 stock price. As of March 31, 2025 and December 31, 2024, the convertible note was $3,574.

As of March 31, 2025 and December 31, 2024, the convertible notes payable was $153,482, net of note discount and accrued interest payable was $124,155 and $120,586, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

Common Shares

As of March 31, 2025 and December 31, 2024, the issued and outstanding shares of common stock was 27,819,385.

NOTE 8 – SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company consists of a single reporting segment: web hosting and data storage service. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Through March 31, 2025, the Company is still in development stage. Upon the commencement of its operation, the CODM will evaluate the performance of the web hosting and data storage service segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

The CODM will review performance based on gross profit, operating profit, net earnings and net earnings excluding the impact of the fair value adjustment, a non-GAAP financial measure. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. Profitability is important to the Company’s ability to grow and expand operations and strategic initiatives. The Company does not have any operations or sources of revenue outside of the United States.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2025 and 2024.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three Months Ended
	March 31,
	2025	2024	Changes	%

Operating expenses	$17,009	$16,900	109	1%
Other expenses	8,943	9,042	(99)	(1)%
Net Loss	$25,952	$25,942	$10	-

Our net loss for the three months ended March 31, 2025 was $25,952 compared with net loss of $25,942 for the three months ended March 31, 2024.

Liquidity and Capital

Working Capital

	As of	As of
	March 31,	December 31,
	2025	2024	Changes	%

Current Assets	$-	$-	$-	-
Current Liabilities	$669,446	$643,494	$25,952	4%
Working Capital Deficiency	$(669,446)	$(643,494)	$(25,952)	4%

As at March 31, 2025 and December 31, 2024, our Company had no cash and assets.

As at March 31, 2025, our Company had current liabilities of $669,446 as compared to $643,494 as of December 31, 2024. The increase in current liabilities was due to an increase in accrued interest and due to related party.

As at March 31, 2025, our Company had a working capital deficiency of $669,446 compared with a working capital deficit of $643,494 as at December 31, 2024. The increase in working capital deficit was primarily due to increase in accrued interest and due to related party.

Cash Flows

	Three Months Ended
	March 31,
	2025	2024	Changes	%

Cash flows used in operating activities	$(17,800)	$(16,450)	$(1,350)	8%
Cash flows provided by financing activities	17,800	16,450	1,350	8%
Net changes in cash	$-	$-	$-	-

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended December 31, 2025, net cash used in operating activities was $17,800 compared to $16,450 used during the three months ended March 31, 2024.

Cash flows used in operating activities during the three months ended March 31, 2025, comprised of a net loss of $25,952, reduced by a net change in working capital of $8,152.

Cash flows used in operating activities during the three months ended March 31, 2024, comprised of a net loss of $25,942, reduced by a net change in working capital of $9,492.

Cash Flow from Investing Activities

During the three months ended March 31, 2025 and 2024, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended March 31, 2025 and 2024, net cash provided by financing activities was $17,800 and $16,450 for advancement from the Company’s Director for paying operating expenses, respectively.

Going Concern

As of March 31, 2025, we had an accumulated deficit of $233,486,859. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently exploring different options of further developing and marketing our web hosting and data storage services. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

CLOUDWEB, INC.
(Registrant)

Dated: May 5, 2025	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

