Form 10-K
period 2025-12-31
Cloudweb, Inc.
filed 2026-04-15
CIK 1619227

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on June 30, 2025, was $52,895 based on a $0.021 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

27,819,385 shares of common stock as of March 26, 2026.

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

ITEM 1C. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of December 31, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

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

Holders

As of March 25, 2025, we had 34 shareholders of record of our common stock with 27,819,385 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended December 31, 2025.

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

Results of Operations

The following summary of our operations should be read in conjunction with our audited financial statements for the years ended December 31, 2025 and 2024, which are included herein.

	Years Ended
	December 31,
	2025	2024	Changes	%

Operating expenses	$34,159	$35,350	$(1,191)	(3)%
Other expenses	36,268	37,610	(1,342)	(4)%
Net Loss	$70,427	$72,960	$(2,533)	(3)%

We recognized no revenues for the years ended December 31, 2025 and 2024.

Net loss decreased to $70,427 for the year ended December 31, 2025 from $72,960 for the year ended December 31, 2024 due to the decrease in professional fees.

Liquidity and Capital Resources

Working Capital

	As of	As of
	December 31,	December 31,
	2025	2024	Changes	%

Current Assets	$-	$-	$-	0%
Current Liabilities	$713,921	$643,494	$70,427	11%
Working Capital Deficiency	$(713,921)	$(643,494)	$(70,427)	11%

Cash Flows

	Years Ended
	December 31,
	2025	2024	Changes	%

Cash flows used in operating activities	$(33,815)	$(33,250)	$(565)	2%
Cash flows provided by financing activities	33,815	33,250	565	2%
Net changes in cash	$-	$-	$-	-

As at December 31, 2025, our Company had a working capital deficiency of $713,921 compared with a working capital deficiency of $643,494 as at December 31, 2024. The increase in working capital deficit was primarily due to an increase in due to related party and accrued interest on convertible and promissory notes.

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended December 31, 2024, net cash used in operating activities was $33,815 compared to $33,250 used during the year ended December 31, 2024. Operating activities mainly consists of professional fees (audit fees, accounting fees, filing fees and transfer agent cost).

Cash flows used in operating activities during the year ended December 31, 2025, comprised of a net loss of $70,427, which was reduced by net changes in operating liabilities of $36,612.

Cash flows used in operating activities during the year ended December 31, 2025, comprised of a net loss of $72,960, which was reduced by accounts payable written off of $1,242 and net changes in operating liabilities of $38,468.

Cash Flow from Investing Activities

During the years ended December 31, 2025 and 2024, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the years ended December 31, 2025 and 2024, our Company received $33,815 and $33,250 for advancement from related party, respectively.

Going Concern

As of the year ended December 31, 2025, we had an accumulated deficit of $233,531,334. We believe that its existing capital resources may not be adequate to enable it to execute its business plan. These conditions raise substantial doubt as to our Company’s ability to continue as a going concern. Our Company is currently seeking new business opportunities with established business entities for merger with or acquisition of a target business. The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our business plans.

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

DECEMBER 31, 2025 AND 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Cloudweb, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cloudweb, Inc. as of December 31, 2025 and 2024, and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the "financial statements").

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(70,427) and an accumulated deficit of $(233,531,334). These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above

As described in Note 2 to the financial statements, the Company has significant operating losses, accumulated deficit, and a working capital deficiency.

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

•	We assessed the possibility of raising additional debt or credit,
•	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

Boladale Lawal & CO

We have served as the Company's auditor since 2024

Lagos, Nigeria

April 15, 2026

 CLOUDWEB, INC.

BALANCE SHEETS

(in U.S. Dollars, except for number of shares or otherwise stated)

	December 31, 2025	December 31, 2024
ASSETS

Total Current Assets	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$61,443	$61,099
Accrued interest	289,962	253,694
Promissory notes payable	2,160	2,160
Convertible notes payable, net of note discount	153,482	153,482
Due to related party	206,874	173,059
Total Current Liabilities	713,921	643,494

Promissory notes payable	67,326	67,326

Total Liabilities	781,247	710,820

Stockholders’ Deficit
Common stock, no par value; 500,000,000 shares authorized, 27,819,385 shares issued and outstanding	232,846,303	232,846,303
Accumulated deficit	(233,531,334)	(233,460,907)
Accumulated deficit from discontinued operations	(96,216)	(96,216)
Total Stockholders’ Deficit	(781,247)	(710,820)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

 The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(in U.S. Dollars, except for number of shares or otherwise stated)

	December 31,
	2025	2024

OPERATING EXPENSES
Professional fees	$34,159	$35,350
Total Operating Expenses	34,159	35,350

OTHER EXPENSES
Accounts payable written off	-	(1,242)
Interest expense	(36,268)	(36,368)
Total Operating Expenses	(36,268)	(37,610)

NET LOSS	$(70,427)	$(72,960)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	27,819,385	27,819,385

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(in U.S. Dollars, except for number of shares or otherwise stated)

				Accumulated Deficit
				From	Total
	Common Stock (no par value)		Accumulated	Discontinued	Stockholders'
	Number of Shares	Amount	Deficit	Operations Deficit	Deficit

Balance - December 31, 2024	27,819,385	$232,846,303	$(233,460,907)	$(96,216)	$(710,820)
Net loss	-	-	(70,427)	-	(70,427)
Balance - December 31, 2025	27,819,385	$232,846,303	$(233,531,334)	$(96,216)	$(781,247)

 The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2025 AND 2024

(in U.S. Dollars, except for number of shares or otherwise stated)

	Years Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,427)	$(72,960)
Adjustments to reconcile net loss to net cash from operating activities:
Accounts payable written off	-	1,242
Changes in operating liabilities:
Accounts payable and accrued liabilities	344	2,100
Accrued interest	36,268	36,368
Net cash used in operating activities	(33,815)	(33,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Advancement from related party	33,815	33,250
Net cash provided by financing activities	33,815	33,250

Net change in cash and cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

Supplemental Cash Flow Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these audited financial statements.

CLOUDWEB, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

NOTE 2 – GOING CONCERN

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2025 and December 31, 2024, there were no unrecognized tax benefits.

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

For the year ended December 31, 2025 and 2024, respectively, the following convertible notes were excluded from the computation of diluted net loss per shares as the result of the computation was anti-dilutive:

	December 31,	December 31,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	55,326,667	55,326,667

Recent accounting pronouncements

In November 2024, the FASB issued ASU No. 2024-04, “Debt—Debt with Conversion and Other Options” (Subtopic 470-20) - Induced Conversions of Convertible Debt Instruments which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. The new guidance is effective for annual reporting periods beginning after December 15, 2025, and interim periods within those annual periods. We are currently evaluating the impact this update will have on our financial statements and disclosures.

In December 2025, the FASB issued ASU No.2025-11- “Interim Reporting” (Topic270): Narrow-Scope Improvements which is designed to improve the navigability of interim reporting guidance and clarify its applicability without fundamentally changing the nature of interim reporting. In introduces a principle requiring entities to disclose events or changes since the last annual reporting period that have a material impact on the entity. The new guidance is effective for annual reporting periods beginning December 15, 2027. Early adoption is permitted. We are currently evaluating the impact this update will have on our financial statements and disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2025 and 2024, the Director of the Company advanced $33,815 and $33,250 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

As of December 31, 2025 and December 31, 2024, due to related party was $206,874 and $173,059, respectively.

NOTE 5 – PROMISSORY NOTES

		December 31,	December 31,
	Expiry Date	2025	2024	Interest Rate
Promissory Note - November 2017	Due on demand	$2,160	$2,160	60% per annum
Promissory Note - March 2018	3/31/2028	15,296	15,296	30% per annum
Promissory Note - June 2018	6/29/2028	12,249	12,249	30% per annum
Promissory Note - September 2018	9/29/2028	5,408	5,408	30% per annum
Promissory Note - December 2018	12/30/2028	6,137	6,137	30% per annum
Promissory Note - March 2019	3/30/2029	7,150	7,150	30% per annum
Promissory Note - June 2019	6/30/2029	10,105	10,105	30% per annum
Promissory Note - September 2019	9/30/2029	4,081	4,081	30% per annum
Promissory Note - December 2019	12/31/2029	6,900	6,900	30% per annum
		69,486	69,486
Less current portion of promissory note payable		(2,160)	(2,160)
Long-term promissory notes payable		$67,326	$67,326

As of December 31, 2025 and December 31, 2024, the accrued interest on the promissory notes was $154,900 and $133,108 respectively.

NOTE 6 – CONVERTIBLE NOTES

		December 31,	December 31,
	Expiry Date	2025	2024
Convertible Notes - July 2017	6/30/2022	$116,000	$116,000
Convertible Notes - January 2020	Due on demand	8,033	8,033
Convertible Notes - March 2020	Due on demand	4,768	4,768
Convertible Notes - June 2020	Due on demand	13,800	13,800
Convertible Notes - September 2020	Due on demand	7,307	7,307
Convertible Notes - April 2022	Due on demand	3,574	3,574
		153,482	153,482
Less current portion of convertible note payable		(153,482)	(153,482)
Long-term convertible notes payable		$-	$-

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

As of December 31, 2025 and December 31, 2024, the convertible notes payable was $153,482, net of note discount and accrued interest payable was $135,062 and $120,586, respectively.

NOTE 7 - EQUITY

Authorized Stock

The Company’s authorized common stock consists of 500,000,000 shares with no par value.

Common Shares

As of December 31, 2025 and December 31, 2024, the issued and outstanding shares of common stock was 27,819,385.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2025 and 2024, are as follows:

	December 31,	December 31,
	2025	2024
Net operating loss carryforward	$(923,457)	$(853,030)
Statutory tax rate	21%	21%
Deferred tax asset	(193,926)	(179,136)
Less: Valuation allowance	193,926	179,136
Net deferred asset	$-	$-

As of December 31, 2025, the Company had approximately $92,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to December 31, 2017, can be carryforward for twenty years, whereas NOLs generated after December 31, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2015 through 2025 are subject to review by the tax authorities.

NOTE 9 – SEGMENT REPORTING

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

Through December 31, 2025, the Company is still in development stage. Upon the commencement of its operation, the CODM will evaluate the performance of the web hosting and data storage service segment based on the Company’s net income (loss) as reported in the Statements of Operations. The Company’s segment assets are reported on the Balance Sheets.

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

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

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

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Zhi De Liao	President, Chief Executive Officer, Chief Financial Officer and director	51	January 28, 2016

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended December 31, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of December 31, 2025, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers during the years ended December 31, 2025 and 2024; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended December 31, 2025 and 2024, who we will collectively refer to as the named executive officers of our Company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Zhi De Liao(1)CEO, CFO,	2025	--	--	--	--	--	--	--	--
President and Director	2024	--	--	--	--	--	--	--	--

________________

(1)	Mr. Liao was appointed President, Chief Executive Officer, Chief Financial Officer and a Director on January 28, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 25, 2025 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Zhi De Liao12A Greenhill Street, Dept. 106Stratford Upon AvonWarwickshire, United Kingdom	25,000,001 Share of Common Stock / Direct 300,555 Shares of Common Stock / Indirect(2)	90.95%
Directors and Executive Officers as a Group	25,300,556 Shares of Common Stock	90.95%

_________________

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 25, 2025. As of March 25, 2025, there were 27,819,385 shares of our Company’s common stock issued and outstanding.

(2)	The shares of common stock are registered in the name of Letterston Investments Ltd., a company in which Zhi De Liao has sole voting and dispositive control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended December 31, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

During the year ended December 31, 2025 and 2024, the Director of the Company advanced $33,815 and $33,250 for paying operating expenses on behalf of the Company, respectively. The loan is non-interest bearing and due on demand.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2025 and for fiscal year ended December 31, 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Boladale Lawal & Co.

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024

Audit Fees	$18,000	$3,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$18,000	$3,000

BF Borgers, CPA PC

Fee Category	Year Ended December 31, 2025	Year Ended December 31, 2024

Audit Fees	$-	$17,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$-	$17,500

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

CLOUDWEB, INC.

Dated April 15, 2026	By:	/s/ Zhi De Liao
Zhi De Liao
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

